Form 10-Q
period 1995-06-30
XEDAR CORP
filed 1995-11-13
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


November 12, 1995

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10Q.


Sincerely,

Hans R. Bucher

Hans R. Bucher, President




































                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended       September 30, 1995
                                    _________________________________


( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
     For the transition period from              to
                                    ----------------------------------
Commission File Number        0-8356
                       -----------------------------------------------
                       XEDAR CORPORATION
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)
       Colorado                           84-0684753
--------------------------------  ------------------------------------
(State or other jurisdiction of
 incorporation or organization)   (IRS Employer Identification No.)

 2500 Central Avenue, Boulder, CO 80301
----------------------------------------------------------------------
               (Address of principal executive offices)
(303) 443-6441
 ---------------------------------------------------------------------
                      (Issuer's telephone number)


Check whether the Issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No
                               ______        ______

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of November 15, 1995.

Transitional Small Business Disclosure Format (check one):

                           Yes            No   X
                              ------         ------








                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  September 30, 1995                              1

               Condensed Statement of Operations, Nine
                  Months ended September 30, 1995 and 1994        2

               Condensed Statement of Cash Flows - Nine
                  Months Ended September 30, 1995 and 1994        3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis or
            Plan of Operation                                     5




PART II        Other Information                                  7


SIGNATURES                                                        8



















                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                          September 30, 1995
                              (Unaudited)


ASSETS

Current assets
  Cash and cash equivalents                             $1,027,293
  Accounts receivable                                      251,713
  Inventories                                              342,391
  Refundable income taxes                                    2,239
  Prepaid expenses                                              -

        Total current assets                             1,623,636

Long term receivable                                       181,807
Property and equipment                                     143,760
  Less accumulated depreciation                            111,223
                                                            32,537
Other assets                                                 8,505

                                                        $1,846,485
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $   30,676
  Accrued liabilities
    Accrued payroll and commissions                         17,756
    Accrued vacation                                        34,742
    Income taxes payable                                       - _
        Total current liabilities                       $   83,174

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid in capital                                    40
  Accumulated earnings                                     145,354

        Total stockholders' equity                       1,763,011

                                                        $1,846,485
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Nine Months Ended  Three Months Ended
                                  September 30        September 30
                                -----------------  ------------------
                                 1994      1995    1994        1995

Sales                          $  863,471 $937,508  $294,945 $351,987
Cost of Sales                     400,454  511,703   192,393  201,315

Gross Profit                      463,017  425,805   102,552  150,672

Research and Development costs    191,090   30,784    53,276    9,784
Selling, general and
  administrative expenses         134,105  176,040    49,316   60,633
                                  325,195  206,824   102,592   70,417

Operating income (loss)           137,822  218,981   (    40)  80,255

Other income                       22,712   27,027     8,576    8,408

Income before income
  taxes                          $160,534 $246,008  $  8,536 $ 88,663

Income taxes                       46,000   82,050   ( 9,000)  38,910


Net income                       $114,534 $163,958  $ 17,536 $ 49,753
                                 ======== ========  ======== ========
Weighted average shares
  outstanding                   1,823,224 1,837,224 1,823,224 1,837,224


Net income per
  common share                  $  .06    $   .09    $   .01   $  .03
                                ======    =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS


                                        Nine Months Ended
                                          September 30,
                                     ------------------------
                                        1994           1995
                                     ----------     ---------

Net Income                           $ 114,534      $ 163,958
Adjustments to reconcile cash
   net income to net cash
   provided in operating
   activities
Depreciation of property and
   equipment                              7,977         8,244
(Increase) decrease in assets
   Accounts receivable                 ( 86,020)     ( 32,096)
   Inventories                         ( 17,315)     ( 31,034)
   Refundable Income Taxes                             16,800
   Other assets and long term
   receivable                          ( 11,285)       14,614
Decrease in liabilities                (170,632)     ( 26,474)
                                     ----------      ---------
   Net cash provided by (used in)      (162,741)      114,012
       operating activities          ----------      ---------

Cash flows used in investing
   activities-capital expenditures     ( 10,399)     (  7,101)
                                       ---------     ---------
Cash flows from financing activities-
   proceeds from issuance of common stock 5,000           -
                                       ---------      --------
Net increase (decrease) in cash
   and cash equivalents                (168,140)       106,911

Cash and cash equivalents at
   beginning of nine month period       974,410        920,382
                                       ---------     ---------

Cash and cash equivalents at
   end of nine month period            $806,270       $1,027,293
                                       ========       ==========




The accompanying notes are an integral part of these financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 30, 1995
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1995 and the results of operations for the nine month periods ended September 30, 1995 and 1994. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1994, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At September 30, 1995 inventories consisted of:

               Raw Materials                           $   8,351
               Work in process                           332,136
               Finished goods                              1,904
                                                       ----------
                                       TOTAL             342,391
                                                       ==========



NOTE 3:    INCOME PER COMMON SHARE

Income per common share amounts were computed by dividing the net income by weighted average number of shares outstanding for the period. Eligible stock options have not been considered in the computation since their inclusion would not have a material dilutive effect.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first nine months of l994 and 1995 were:

                                             (Amounts in $000)
                                                           Increase
                                          1994     1995   (Decrease)
Commercial products                       $182     $ 30     $(152)
Design and development contracts            61      274       213
Single customer production programs        620      634        14
                                          ----     ----      -----
                              Totals    $  863     $938     $  75
                                        ======     ====     =====
Commercial product sales for the three quarters ended September 30, 1995 decreased by $152,000 as compared to 1994 due to a lower demand for infrared cameras.

Design and development contract sales increased in the three quarters ended September 30, 1995 by $213,000 as compared to 1994. This increase is due to a current contract for special CCD Cameras.

Single customer production program sales remained essentially the same as compared to the prior year.

The gross profit shows a decrease from 53.6% in 1994 to 47% in 1995 as a result of the change of sales mix, a shifting of research and development resources to production, an increase in direct material costs and additional costs for customer product development.

Research and Development
Research and development expenses were $ 30,784 in the three quarters ended September 30, 1995, as compared to $191,090 in 1994. The 1994 funds expended were used to develop prototype CCD cameras for various applications. In the three quarters ended September 30, 1995 the Company has focused its efforts on customer product development.

                           XEDAR CORPORATION


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Continued)


Selling, General and Administrative Expense: Selling and general and administrative expenses increased by $41,935 in 1995 as compared to the three quarters ended September 30, l994 due primarily to an increase in marketing expenses as well as some increase in general and administrative salaries.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At September 30, 1995 the Company's working capital was $1,540,162.
No bank financing has been used since 1982.

The Company's liquidity position is necessary for production financing, the expansion of the CCD camera manufacturing capability and in house research and development, to remain competitive in its product line, and to expand into new products for the commercial, scientific and medical imaging market.

                      PART II - OTHER INFORMATION





NOT APPLICABLE

                              SIGNATURES



  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       November 12, 1995                Hans R. Bucher, President
Date.........................      ...................................
                                      (Hans R. Bucher, President)