Form 10QSB/A
period 1995-09-30
XEDAR CORP
filed 1996-02-01
CIK 108770

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB
                                AMENDED
(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended       September 30, 1995
                                    _________________________________


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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       January, 22, 1996                Hans R. Bucher, President
Date.........................      ...................................
                                      (Hans R. Bucher, President)