Form 10KSB40
period 1995-12-31
XEDAR CORP
filed 1996-03-28
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301

March 29, 1996

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10KSB.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President







               U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10-KSB

(Mark One):
(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended
                      December 31, 1995

                             or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ______________ to _______________________________

Commission File Number _________0-8356_________________________________

_____________________XEDAR CORPORATION_________________________________
             (Name of small business issuer in its charter)


_______Colorado________________    ________84-0684753__________________
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


2500 Central Avenue, Boulder,CO            _____80301__________________
(Address of principal executive    (Zip Code)
 offices)

Issuer's telephone number:         _____(303) 443-6441_________________

Securities registered under Section 12(b)
of the Exchange Act:  NONE
     Title of each class     Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

______________No Par Value Common Stock - Over the Counter_____________
                       (Title of Class)
_______________________________________________________________________
                       (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes __X_  No ____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                               ( X  )
State issuer's revenues for its
most recent fiscal year:_$1,297,391____

State the aggregate market value           Note:  If determining
of the voting stock held by                whether a person is an
non-affiliates computed by reference       affiliate will involve
to the price at which the stock was        an unreasonable effort
sold, or the average bid and asked         and expense, the issuer
prices of such stock, as of a specified    may calculate the aggregate
date within the past 60 days. (See defin-  market value of the common
ition of affiliate in Rule 12b-2 of the    equity held by non-
Exchange Act).                             affiliates on the basis of
                                           reasonable assumptions, if
$ 1,045,807.00                             the assumptions are stated.

(Applicable only to corporate registrants). State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
No Par Value Common Stock -1,837,224 shares as of February 28, 1996.

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

                 Transitional Small Business Disclosure
                 Format (Check One) :
                 Yes  _____     No __X__




                  DOCUMENTS INCORPORATED BY REFERENCE:

PART III -  Company's definitive proxy statement to be filed pursuant
            Regulation 14A relating to the annual meeting of shareholders at which directors are to be elected.



* The aggregate fair market value was determined by multiplying the number of outstanding shares (excluding those shares held by the Company's officers, directors and principal shareholders) by $.75, the average closing bid price of the Company's common stock on February 28, 1996, such date being within 60 days prior to the date of filing.






ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

Xedar Corporation (hereinafter referred to as the "Company") was organized as a Colorado corporation on May 6, 1974. During the last three years, the business has remained constant in form and operation.

Business of Issuer

The Company's principal business is the design, development, fabrication and sale of high technology electro-optical equipment and related electrical equipment, including devices such as cameras, video systems, video amplifiers, image systems, electro-optical transmissions, electrical test equipment, etc.

The Company's primary electro-optical equipment consists of its line of CCD ("CCD-Charge Coupled Devices") Cameras and related equipment. These CCD-Cameras are used in medical X-Ray diagnostic and procedural applications as well as in scientific and research applications. The operation and data display of these cameras is computer controlled and the information displayed is a digital computer that can be computer manipulated.

The Company's other operations include OEM-manufacturing of CCD-cameras, engineering programs and single customer programs.

The Company is offering a pyro-electric vidicon camera ("P.E.V. Camera") for sale to the general public. The P.E.V. camera is an advanced infrared thermal imaging television camera which transmits and displays images created by heat on a television monitor screen. The display of the heat on the television screen is represented by varying shades of gray, from an almost white color at higher temperatures to gray and black at lower temperatures. The actual temperature of an object of interest is directly measurable through the P.E.V. camera optical system, and the emissivity corrected temperature reading is numerically displayed in the television image.

General Production Programs and Products

The major portion of the Company's business includes the design, development and production of CCD-Cameras for OEM customers. These programs are in response to customer requirements and the OEM-Production quantities are from a few cameras per year to several hundred per year per customer.

Depending on the application and customer requirements the complexity, resolution and data rates of the CCD Cameras vary.

The Company is presently offering the following range of cameras in end user and OEM configurations:


Fiber Optic Coupled Cameras-In many applications, the use of lens coupling from the image to the sensor is not suitable. This is the case in applications where an image intensifier output phosphor is to be imaged, or in X-ray imaging systems where the light output of the X-ray converter screen is to be imaged. Lens coupling in these applications is possible, however, at a great loss of the available light due to the low coupling efficiency of a lens system. For such applications the Company has developed a low cost technique to bond imaging (fiber optic) FO-Tapers or windows directly to the CCD.
The FO-Tapers can have positive or negative magnification to match the field of view required. CCD-Cameras with FO-coupling are for demanding applications in the scientific and medical field and require low dark current at long integration times. The Company has developed methods to Peltier cool the CCD's to working temperatures as low as -60 degrees Celsius.

Lens Coupled Cameras-Certain applications require less coupling to image the object. The Company manufactures a wide range of OEM and end user systems for such applications. Besides a single board camera with a 1 million pixels of resolution, the Company is manufacturing a complete camera with 4 million pixels of resolution.

Data Rates-The Company designs and manufactures CCD-Cameras with readout data rates as low as 10 kHz and as high as 40 MHz.

Dynamic Range-The dynamic range of a camera is its ability to resolve shades of gray. This is accomplished by digitizing the video output signal from the CCD. The dynamic range of the CCD-Cameras designed and manufactured by the Company range from 10 BIT (1000:1 dynamic range) for fast readouts to 16 BIT (6500:1 dynamic range) for scientific application readouts.

Related Engineering-Most applications of CCD-Cameras require data transmission from the Camera to the computer. The Company has developed parallel data links to transmit 12 BIT digital information and has developed high speed FO-serial data links.


Engineering Programs

The Company also develops proposals in response to a set of specifications submitted by a potential customer for the development of specific equipment or processes. This effort may or may not result in the development of a prototype device, depending on the nature of the request. The potential customer generally seeks to obtain design capabilities for the manufacture of specific electro-optical or related high technology devices. Fees for the Company's design and development services are often contingent upon execution of a contract with the customer for the creation, production and manufacture of a designed prototype.

Single Customer Production Programs

In addition to its general production program, wherein the Company manufactures certain of its products for general sale to the public, the Company also produces specific products for customers who have executed pre-production contracts or an engineering contract, wherein the Company will produce the product which it has developed and designed, which might be a product which is not available for sale to the general public.

Marketing and Sales

The primary emphasis of the Company's marketing and sales effort is the sale of OEM contracts and to obtain engineering and manufacturing contracts in related fields.
Contracts for engineering programs and single customer production programs are usually negotiated on an ad hoc basis. Potential customers include past customers, governmental agencies, national laboratories and third party referrals.

Competition

The Company has incurred and will continue to incur competitive pressure in all phases of its business. Potential competitors are numerous, have substantially more technical resources, and possess financial, marketing and other resources superior to those available to the Company.

In connection with the design of electro-optical equipment, numerous national and multi-national electronic and aerospace companies maintain in-house capabilities to compete with the Company on a project basis. The companies include Martin Marietta, Ball Corporation, Sanders Associates, Loral, Hughes and Boeing. In addition, there are at least a dozen smaller specialty firms who may compete with the Company on a contract/bid basis. Although the Company's small size is often a disadvantage when bidding on substantial projects, there is no objective manner (price, warranty, services, etc.) to differentiate the Company's design and development capabilities from those of its competitors.

In connection with the Company's CCD-Cameras, the Company currently competes with Photometrics, Sierra Scientific, Princeton Instruments and several others. The Company believes that competition in the CCD-Camera industry involves such factors as performance, price and warranty. In this regard, the Company offers competitively priced systems with state of the art performance from "no frills" subassemblies to complete systems.

Additional Information

The Company's electro-optical equipment may be assembled from components produced by various suppliers. Although the components are highly sophisticated devices, the Company is not dependent on any single supplier including the supply of CCD's.


Although the Company desires down payments or earnest money deposits and periodic performance payments from customers during the fabrication of its products, there is no assurance that customers will agree to make such payments. Therefore, the substantial period of time between commencement of assembly and payment upon completion may subject the Company to increased risks and additional working capital requirements.

For the fiscal years ended December 31, 1994 and 1995, the Company expended $197,314, and $30,784, respectively, upon Company-sponsored research and development. The Company provides research and development services on a fee basis for its customer's products. No revenue associated with such services was earned in 1994 and 1995.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect on capital expenditures, earnings or the competitive position of the Company.

Employees

As of March 25, 1996, the Company employed eight persons, including its president/treasurer, three engineers, two technicians, two administrative personnel and one salesperson full time.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases its office and plant facilities from Central Avenue Investment, a general partnership, which includes Hans Bucher, the Company's president and a director, and Marlis Bucher, the Company's secretary. The Company's facilities are located at 2500 Central Avenue, Boulder, Colorado 80301 and consist of approximately 6,895 square feet. The Company has periodically renewed and amended this lease and has committed to a three-year term beginning September 15, 1993 with an option to renew for another three years. The monthly rental is $3,853. On each anniversary date of the lease, the lease payments will be adjusted for the percentage increase in the consumer price index. The Company believes that the lease is fair and reasonable and on as beneficial terms as could be obtained from any unaffiliated third party consistent with other rentals assessed in the market area for similar facilities.


ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings to which the Company is a party or of which any of its property is the subject are pending and no such proceedings are known by the Company to be contemplated. The Company is not presently a party to any litigation or administrative proceedings with respect to its compliance with federal, state or local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, and no such proceedings are known by the Company to be contemplated.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's common stock is traded in the over-the-counter market. The price ranges* (in fractions of one dollar) of the bid quotations of the Company's common stock during its last two fiscal years, as provided to the Company by local stock brokerage firms, are set forth below:

                                                  1994

                                                   BID
                                           HIGH          LOW
     Quarter Ended:
       March 31, 1994                    2               1 1/4
       June 30, 1994                     2               1 1/4
       September 30, 1994                1 1/2           1
       December 31, 1994                 1 1/2           1

                                                  1995

                                                   BID
                                           HIGH          LOW
     Quarter Ended:
       March 31, 1995                    1 1/4           3/4
       June 30, 1995                     1 1/4           3/4
       September 30, 1995                1 1/4           3/4
       December 31, 1995                 1 1/4           3/4

     * The quotations set forth herein are representative of inter-dealer prices. Inter-dealer markets change throughout the day and do not include markup, markdown, or commissions.

(b) As of December 31, 1995, there were approximately 150 record holders of the Company's common stock.

(c)  The Company has not paid any cash dividends to date.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Gross Profits

During the past twelve years, the Company had three basic sources of revenue: commercial products, design and development contracts, and single customer production programs.

Sales by product lines for 1994 and 1995 were (in thousands):

                                                1994    1995

   Commercial Products                           267      35
   Design and Development Contracts               49     473
   Single Customer Production Programs           828     789

                                               1,144   1,297
                                               =====   =====

Xedar product sales of $35,518 were 3% of sales in 1995 representing a decrease of $231,250 as compared to 1994. The marketing effort for this product has been reduced since the sales potential for tube based infrared cameras is almost non-existent.

Design and development contract sales increased to approximately 36% of sales in 1995, in comparison to 4% during 1994. This increase is primarily due to the completion of several engineering contracts which started in 1993.

Single Customer Production Program sales decreased in 1995 and amounted to approximately 61% of 1995 sales in comparison to 72% in 1994. This decline is primarily due to lower deliveries of CCD cameras.
The contract for CCD cameras for Mammogram application was lost to a competitor and Xedar will not manufacture this kind of camera for one customer.

The Gross Profit of 41.2% for 1995 declined in comparison to 1994 were it was 48.4% due to increased production costs.

Research and Development

A total of $38,784 were expended during 1995 representing approximately 2% of sales. The funds were used to complete an advanced CCD imaging system and to develop the TDI-imaging technology. Limited production units will be delivered during 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 1995 amounted to $232,746 as compared to $194,346 in 1994. These expenses increased due to an increase in marketing expenses related to the addition of a full-time marketing position as well as some increase in general and administrative salaries.

Interest, Rental and Miscellaneous Income

Interest, rental and miscellaneous income was $35,689 for 1994 and $36,050 for 1995 which came primarily from interest earned on short-term cash investments.

Liquidity and Capital Resources

In recent years, the Company has financed its activities from cash reserves and operations. No bank financing has been used since 1982. As noted in the Statements of Cash Flows, cash levels increased from 1994 to 1995. The net cash provided by operations in 1995 was $325,521. This increase in cash was then slightly reduced by capital expenditures of $16,216 required for production, and expenditure on patents of $20,481.

The Company has a working capital balance of $1,546,576 and a current ratio of approximately 16 to 1 at December 31, 1995.

The Company's liquidity position is necessary to maintain its ability to conduct in house research and development enabling it to compete in single customer contracts and to develop a commercial product line in a highly volatile high technology market place.


New Accounting Standards

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employees stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future financial statements.


ITEM 7.   FINANCIAL STATEMENTS


                 Independent Auditors' Report

Board of Directors and Stockholders
Xedar Corporation

We have audited the accompanying balance sheets of Xedar Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                     KPMG Peat Marwick LLP

Denver, Colorado
February 23, 1996


XEDAR CORPORATION
Balance Sheets
December 31, 1994 and 1995

Assets                                     1994            1995

Current assets:
Cash and cash equivalents               $  920,382      $1,209,296
Trade accounts receivable, less
allowance for doubtful accounts of
$2,436 in 1994 and 1995                    219,617         157,415
Inventories (note 2)                       311,357         283,187
Prepaid expenses                             3,903           2,973
Refundable income taxes                     19,039           -

Total current assets                     1,474,298       1,652,871

Long-term receivable - related party
(note 3)                                   192,518         178,957
Property and equipment (note 4)            136,659         152,785
Less accumulated depreciation             (102,979)       (114,908)
                                            33,680          37,877

Patents net                                  8,505          20,481

                                        $1,709,001      $1,890,186

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable:
Trade                                   $   70,942      $   38,328
Related party (note 5)                       3,853           3,854
Accrued liabilities:
Accrued vacation                            25,233          29,996
Accrued payroll and commissions              8,629           8,602
Payroll and other taxes                      1,291           9,554
Income taxes payable                         -              15,961

Total current liabilities                  109,948         106,295

Stockholders' equity (note 6):
Common stock, no par value.  Authorized
5,000,000 shares; issued and outstanding
1,837,224 shares in 1994 and 1995        1,617,617       1,617,617
Additional paid-in capital                      40              40
Retained earnings (deficit)                (18,604)        166,234

Total stockholders' equity               1,599,053       1,783,891

Commitment (note 5)

                                        $1,709,001      $1,890,186

See accompanying notes to financial statements.


XEDAR CORPORATION
Statements of Operations
Years Ended December 31, 1994 and 1995

                                            1994            1995

Sales (note 7)                            $1,144,064      $1,297,391
Cost of sales                                590,454         763,073

Gross Profit                                 553,610         534,318

Research and development expenses            197,314          30,784
Selling, general and administrative expenses 194,346         232,746

Operating Income                             161,950         270,788

Interest and miscellaneous income             35,689          36,050

Earnings before income taxes                197,639         306,838

Income tax expense (note 8)                   46,000         122,000

Net earnings                               $ 151,639         184,838

Earnings per common share (note 9)         $     .08             .10

See accompanying notes to financial statements.



XEDAR CORPORATION
Statements of Stockholders' Equity
Years Ended December 31, 1994 and 1995


                                                   Common Stock
                                                Shares     Amount

Balance December 31, 1993                    1,807,224     1,610,117
Stock options exercised                         30,000         7,500
Net earnings                                      -             -

Balance December 31, 1994                    1,837,224     1,617,617
Net earnings                                      -             -

Balance December 31, 1995                    1,837,224     1,617,617



                                  Additional     Retained
                                   paid-in       earnings
                                    capital      (deficit)    Total

Balance December 31, 1993             40         (170,243)   1,439,914
Stock options exercised               -              -           7,500
Net earnings                          -           151,639      151,639

Balance December 31, 1994             40          (18,604)   1,599,053
Net earnings                          -           184,838      184,838

Balance December 31, 1995             40          166,234    1,783,891

See accompanying notes to financial statements.



XEDAR CORPORATION
Statements of Cash Flows
Years Ended December 31, 1994 and 1995

                                                     1994       1995

Net earnings                                     $ 151,639     184,838
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation of property and equipment              11,007     11,929
Amortization of patents                                994        994
Loss on write-off of patents                          -         7,511
(Increase) decrease in assets:
Trade accounts receivable, net                      18,761     62,202
Inventories                                       (102,573)    28,170
Prepaid expenses                                     1,061        930
Refundable income taxes                            (19,039)    19,039
Long-term receivable-related party                  14,667     13,561
Long-term inventories                                8,080       -
Increase (decrease) in liabilities:
Accounts payable                                    27,952    (32,613)
Accrued liabilities                                  1,478     12,999
Customer deposits                                  (69,156)      -
Income taxes payable                               (96,000)    15,961

Net cash provided (used) by operating activities   (51,129)   325,521

Cash flows used in investing activities:
Capital expenditures                               (10,399)   (16,126)
Capitalization of patents                             -       (20,481)

Net cash used by investing activities              (10,399)   (36,607)

Cash flows provided by financing activities-proceeds
  from issuance of common stock                      7,500       -

     Net increase (decrease) in cash and cash
     equivalents                                   (54,028)   288,914

Cash and cash equivalents at beginning of year     974,410    920,382

Cash and cash equivalents at end of year           920,382  1,209,296

Supplemental disclosure of cash flow information-
   cash paid during the year for income taxes       55,000     87,000

See accompanying notes to financial statements.



XEDAR CORPORATION
Notes to Financial Statements
December 31, 1994 and 1995

(1)  Summary of Significant Accounting Policies

   (a)  Nature of Operations

The Company's principle business is the design, development;, fabrication and sale of high technology electro-optical equipment and related electrical equipment, including devices such as cameras, video systems, video amplifiers, image systems, electro-optical transmissions, electrical test equipment, etc. The Company's products are used in medical X-ray diagnostic and procedural applications as well as in scientific and research applications. The Company's other operations include OEM-manufacturing of CCD-Cameras, engineering programs and single customer programs.

The Company's product lines include commercial products, design and development contracts, and single customer production programs. Sales for each of these product lines as percentage of total sales were 3%, 36% and 61%, respectively, during 1995, and 23%, 4% and 73%, respectively, during 1994.

The Company's customers are located primarily in Colorado.

   (b)  Revenue Recognition

Sales of the Company's products are recognized upon shipment. Revenue and the related expense from product development and similar contracts are recognized when the products have been delivered or services are performed under the terms of the contracts. Certain sales which allow for the right of return are recorded as deferred revenue until such right of return expires.

The Company also uses the percentage-of-completion method of accounting for certain contracts. Under this method, gross profits on individual contracts are recorded on the basis of the Company's estimates of the percentage of costs incurred to date to estimated total costs for each contract. The Company makes revisions in its cost and profit estimates as required during the course of the contract. Such revisions are reflected in the accounting period in which the relevant facts became apparent. Estimated losses on contracts are accrued at the time losses on such contracts become reasonably determinable.

If contract costs and estimated earnings exceed related billings on an uncompleted contract, the difference is recorded as a current asset; if billings exceed related contract costs plus estimated earnings on an uncompleted contract, the difference is recorded as a current liability. No amounts were recorded at December 31, 1995.

   (c)  Cash Equivalents

Cash equivalents of $553,000 and $550,000 at December 31, 1994 and 1995, respectively, consist of treasury bills. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (d)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Work in process and finished goods inventories include charges for direct material, direct labor, and manufacturing overhead applied in relation to direct labor and direct material.

   (e)  Property and Equipment

Property and equipment are carried at cost. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations for the period. Depreciation is computed using the straight-line method with rates based upon estimated useful lives. Repairs and maintenance costs are charged to operations as incurred; significant renewals and betterments are capitalized.

   (f)  Patents

Costs incurred in obtaining patents are capitalized and amortized on a straight-line basis over the life of the patent which is estimated at 17 years. During 1995, patents with a book value of $7,511 were allowed to lapse and were written off.

   (g)  Research and Development Expenses

Research and development expenses are charged to operations as incurred.

   (h)  Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standard No. 109 (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (i)  Earnings Per Common Share

Earnings per common share was computed by dividing the net earnings by the weighted average number of shares outstanding of 1,826,391 in 1994 and 1,837,224 in 1995. Stock options have not been considered in the computation since their inclusion would have an immaterial or no effect.

   (j)  Certain Significant Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Inventories

Inventories consist of the following:
                                                December 31
                                              1994       1995

          Raw Materials                   $   9,086     9,405
          Work in process                   301,505   273,782
          Finished goods                        766       -

                                          $ 311,357   283,187

Work in process is presented net of an allowance for obsolete and excess components of $42,480 in 1994 and 1995.

(3)  Long-Term Receivable - Related Party

During 1985, the Board of Directors approved the purchase of a split-dollar life insurance plan for the Company's president. Through December 31, 1992, the annual premiums were paid by the Company. For years subsequent to 1992, the premiums have been or are expected to be paid out of the earnings of the plan. The plan provides a $750,000 death benefit plus cash surrender value. The Company is named beneficiary for $250,000 of the death benefit and does not share in cash surrender value increases. Amounts paid by the Company on behalf of the Company's president, prior to 1992, are considered advances to the president and are repayable without interest. The advances are secured by the policy benefits, including the cash surrender value, which exceeds the carrying value of the long-term receivable at December 31, 1995.

(4)  Property and Equipment

Cost of major classes of property and equipment is as follows:

                            Estimated             December 31
                            useful lives        1994       1995

     Office furniture and   5 to 10 years    $  17,284    17,284
     equipment
     Production, laboratory 3 to 10 years      119,375   135,501
     and other equipment
                                             $ 136,659   152,785

(5)  Related Party Lease

During 1978, the Company entered into a lease agreement for facilities with a partnership, in which the Company's president and secretary are partners. The Company has periodically renewed and amended this lease and is committed to a three-year term which began September 15, 1993. On each anniversary date, the lease payments are adjusted for the percentage increase in the consumer price index. As of December 31, 1995, the monthly rental was $3,853. Unpaid rents were $3,853 and $3,854 at December 31, 1994 and 1995, respectively.

The Company's rental expense for this lease was $44,905 for 1994 and $46,238 for 1995. The Company's minimum lease commitment without allowable adjustments for increases in the consumer price index is $33,777 for 1996.

(6)  Stockholders' Equity

In June 1994, the stockholders approved a nonqualified stock option plan for the Company's Board of Directors and reserved 50,000 shares for issuance under the plan. No options have been granted under this plan.

Under the terms of the Company's Incentive Stock Option plan (ISO), the Board of Directors have reserved 200,000 shares for grant. During 1990, the following options were granted at an exercise price of $.25 per share: employees, 30,000; employee, officer and director, 10,000 shares. The following options were exercised in the listed year:

                                              Number      Exercise
                                              of shares     price

       1992  Employee, officer and director    10,000      $.25
       1994  Employees                         30,000       .25

There were no options exercised in 1995.

(7)  Segment and Customer Information

The Company considers its entire operations to be included in the design, development and fabrication of high technological electro-optical equipment and other electronic equipment.

Significant customers have accounted for sales as follows:

                                               Year ended
                                               December  31
                                              1994      1995

       Customer A                              15%       -
       Customer B                              72%       82%

(8)  Income Taxes

Income tax expense consists of the following:
                                               1994      1995
       Current:
        Federal                              $ 35,000   109,000
        State                                  11,000    13,000

                                               46,000   122,000

       Deferred:
        Federal                                   -         -
        State                                     -         -

                                                  -         -

                                             $ 46,000    122,000

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:
                                               1994          1995

     Computed "expected" tax expense         $  67,197      104,325
     Expenses not deductible for income tax
     purposes                                    2,345        2,100
     State taxes, net of federal benefit         7,905        8,580
     Effect of utilization of net operating
     loss carryforwards and tax credits        (31,447)         -
     Other                                         -          6,995

             Tax expense                     $  46,000      122,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:
                                                1994         1995
     Deferred tax assets:
     Accounts receivable, due to allowance
     for doubtful accounts                   $     900          900
     Compensated absences, due to accrual
     for financial statement purposes            9,600       11,400

            Total gross deferred tax assets     10,500       12,300

     Less valuation allowance                   10,500       10,800

            Net deferred tax assets                -          1,500

     Total deferred tax liabilities - plant and
     equipment, due to differences in basis and
     depreciation                                  -         (1,500)

            Net deferred tax account          $    -            -



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


NONE



                                PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

Information regarding the directors and executive officers of the Registrant is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the annual meeting of shareholders at which directors are to be elected, hereinafter referred to as "the Company's definitive proxy statement."


ITEM 10.  EXECUTIVE COMPENSATION

Information regarding management remuneration and transactions is incorporated by reference to the Company's definitive proxy statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management of the Company is incorporated by reference to the Company's definitive proxy statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the Company's definitive proxy statement.




                                PART IV


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.  Financial Statements

         Independent Auditors' Report
         Balance Sheets - December 31, 1994 and 1995
         Statements of Operations - Years ended December 31, 1994
                                    and 1995
         Statements of Stockholders' Equity - Years ended December 31,
                                     1994 and 1995
         Statements of Cash Flows - Years ended December 31, 1994
                                    and 1995
         Notes to Financial Statements

     2.  Exhibits: Articles of Incorporation and Bylaws of the
         Company - Incorporated by reference to the Exhibits to the Notification under Regulation A filed on December 6, 1974.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.




                               SIGNATURES


In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                XEDAR CORPORATION
                                (Registrant)


                                By: Hans R. Bucher
                                    Hans R. Bucher, President


                                Date:  March 29, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                     Title                      Date

Hans R. Bucher       President, Treasurer, Chief     March 29, 1996
                     Executive and Financial
                     Officer, and Director


Michael J. O'Connell Director                        March 27, 1996


Gary A. Agron        Director                        March 26, 1996


Marlis Bucher        Secretary                       March 28, 1996