Form 10QSB
period 1996-03-31
XEDAR CORP
filed 1996-05-09
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


May 10, 1996


Securities and Exchange Commission
Washington, D.C. 20549


Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10Q.


Sincerely,

Hans R. Bucher

Hans R. Bucher, President









                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 1996
                                    _________________________________


( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
     For the transition period from              to
                                    ----------------------------------
Commission File Number      0-8356
                       -----------------------------------------------
                       XEDAR CORPORATION
- ----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)
        Colorado                              84-0684753
- --------------------------------  ------------------------------------
(State or other jurisdiction of
 incorporation or organization)   (IRS Employer Identification No.)

     2500 Central Avenue, Boulder, CO  80301
- ----------------------------------------------------------------------
               (Address of principal executive offices)
(303)443-6441
 ---------------------------------------------------------------------
                      (Issuer's telephone number)


Check whether the Issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No
                               ------          ------

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of May 15, 1996.

Transitional Small Business Disclosure Format (check one):

                           Yes               No   X
                              ------           ------








                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  March 31, 1996                                  1

               Condensed Statement of Operations, Three
                  Months ended March 31, l996 and 1995            2

               Condensed Statement of Cash Flows - Three
                  Months Ended March 31, 1996 and 1995            3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8






                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                            March 31, 1996
                              (Unaudited)


ASSETS

Current assets
  Cash and cash equivalents                             $1,166,475
  Accounts receivable                                      141,201
  Inventories                                              294,952
  Refundable income taxes                                      -
  Prepaid expenses                                           4,104

        Total current assets                             1,606,732

Long term receivable                                       174,210
Property and equipment                                     158,255
  Less accumulated depreciation                            119,959
                                                            38,296

Other assets                                                21,007

                                                        $1,840,245
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $   27,865
  Accrued liabilities
    Accrued payroll and commissions                         17,294
    Accrued vacation                                        33,002
  Income taxes payable                                       7,463

        Total current liabilities                       $   85,624

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid in capital                                    40
  Accumulated earnings                                     136,964

        Total stockholders' equity                       1,754,621

                                                        $1,840,245
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.


- -1-




                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                        Three Months Ended
                                             March 31
                                        ------------------
                                        1995          1996

Sales                                 $176,435          $173,658
Cost of Sales                           84,803           133,935

Gross Profit                            91,632            39,723

Research and Development costs            -               27,567
Selling, general and
  administrative expenses               65,494            66,167
                                        65,494            93,734

Operating income (loss)                 26,138           (54,011)

Other income                            14,316            13,741

Income (loss) before income
  taxes                               $ 40,454          $(40,270)

Provision for income tax
  expense (benefit)                      9,000           (11,000)

Net income (loss)                     $ 31,454          $(29,270)
                                     =========         ==========
Weighted average shares
  outstanding                        1,837,224         1,837,224


Net income (loss) per
  common share                       $   .02           $ ( .02)
                                     =======           ========




The accompanying notes are an integral part of these condensed financial statements.


- -2-








                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS


                                       Three Months Ended
                                            March 31,
                                     ------------------------
                                        1995           1996
                                     ----------     ---------

Net Income (loss)                    $  31,454      $( 29,270)
Adjustments to reconcile cash
   net income(loss)to net cash provided
   (used) by operating activities
Depreciation of property and
   equipment                              2,748         5,051
(Increase) decrease in assets
   Accounts receivable                   69,303        16,214
   Inventories                         (123,884)      (11,765)
   Refundable Income Taxes               10,039          -
   Other assets and long term
     receivable                           6,143         3,616
Increase(decrease) in liabilities        12,788       (20,617)
                                     ----------      ---------
   Net cash provided (used) by            8,591       (36,825)
       operating activities          ----------      ---------

Cash flows used in investing
   activities-capital expenditures         -          ( 5,470)
   Capitalization of Patents                          (   526)
                                      ---------     ----------
Net cash used by investing activities                 ( 5,996)

Net increase (decrease) in cash
   and cash equivalents                   8,591       ( 42,821)

Cash and cash equivalents at
   beginning of three month period      920,382      1,209,296
                                       ---------     ---------

Cash and cash equivalents at
   end of three month period           $928,973     $1,166,475
                                       ========     ==========




The accompanying notes are an integral part of these condensed financial statements.

- -3-





                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 1996
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 1996 and the results of operations for the three month periods ended March 31, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At March 31, 1996 inventories consisted of:

               Raw Materials                           $   8,351
               Work in process                           286,601
               Finished goods                               -
                                                       ----------
                 Total                                 $ 294,952
                                                       =========

NOTE 3: INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share amounts were computed by dividing the net income (loss) by weighted average number of shares outstanding for the period. Eligible stock options have not been considered in the computation since their inclusion would have an anti-dilutive effect for loss per share computations and not have a material dilutive effect for income per share computations.




=4=






                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first quarter 1995 and 1996 were:

                                             (Amounts in $000)
                                                           Increase
                                          1995     1996   (Decrease)
Commercial products                       $ 22     $  1    $( 21)
Design and development contracts            40       52       12
Single customer production programs        114      121        7
                                          ----     ----     -----
                              Totals      $176     $174    $(  2)
                                          ====     ====    ======
Commercial product sales for the first quarter 1996 decreased by $ 21,000 as compared to 1995 due to a lack of demand for infrared cameras.

Design and development contract sales increased in the first quarter 1996 by $12,000 as compared to 1995. This increase is due to a current contract for special CCD Cameras.

Single customer production program sales increased in the first quarter of 1996 as compared to 1995 by $ 7,000. The increase was due to a closeout of a single customer production contract.

The gross profit of 22.9% in the first quarter of 1996 decreased as compared to the first quarter of 1995 where it was 51.9%. The decrease was approximately $52,000. Although there was a decline in margins, design and development contracts gained about $1,000 in gross profit from an increase in volume. Single source gross profit declined by $23,000 because costs (principally material costs) were higher than anticipated for two contracts with the same customer. Gross profit for commercial product sales declined by $11,000 since there were no camera sales in the first quarter 1996.
There was an additional decline in gross profit caused by an 18% reduction in production activity and a 10% increase in overhead expenses. The effect of these changes reduced 1996 gross profit by $19,000 from the first quarter of 1995.

Research and Development
A total of $27,567 was expended during the first quarter of 1996 representing approximately 16% of sales. The funds were used to complete an advanced CCD imaging system and to develop the TDI-imaging technology. Limited production units are expected to be delivered during 1996.

- -5-





                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




Selling, General and Administrative Expense: Selling and general and administrative expenses of $66,167 remained at the same level in 1996 as compared to the first quarter 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At March 31, 1996 the Company's working capital was $1,499,108.

The Company's liquidity position is necessary for anticipated production financing, the expansion of the CCD camera manufacturing capability and future in house research and development, to remain competitive in its product line, and to expand into new products for the commercial, scientific and medical imaging market.




- -6-



                      PART II - OTHER INFORMATION



NOT APPLICABLE






- -7-



                              SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      XEDAR CORPORATION
- -----------------------------
         (Registrant)


       May 10, 1996                      Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)

- -8-