Form 10QSB
period 1996-06-30
XEDAR CORP
filed 1996-08-13
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


August 12, 1996

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10Q.




Sincerely,


Hans R. Bucher, President






                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended     June 30, 1996
                                    _________________________________


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

 2500 Central Avenue, Boulder, CO 80301
- ----------------------------------------------------------------------
               (Address of principal executive offices)
(303) 443-6441
 ---------------------------------------------------------------------
                      (Issuer's telephone number)


Check whether the Issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes          No
                                 X
                               -----        -----
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of August 12, l996.

Transitional Small Business Disclosure Format (check one):

                           Yes            No
                                              X
                               -----         -----






                              XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  June 30, 1996                                   1

               Condensed Statement of Operations, Six
                  Months ended June 30, l996 and 1995             2

               Condensed Statement of Cash Flows - Six
                  Months Ended June 30, 1996 and 1995             3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis or
            Plan of Operation                                     5




PART II        Other Information                                  7


SIGNATURES                                                        8




                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                             June 30, 1996
                              (Unaudited)


ASSETS

Current assets
  Cash and cash equivalents                             $1,149,653
  Accounts receivable                                      128,147
  Inventories                                              233,462
  Prepaid income taxes                                      35,041
  Prepaid expenses                                           2,346

        Total current assets                             1,548,649

Long term receivable                                       173,016
Property and equipment                                     158,255
  Less accumulated depreciation                            124,315
                                                            33,940
Other assets                                                21,004

                                                        $1,776,609
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $   16,408
  Accrued liabilities
    Accrued payroll and commissions                          8,245
    Accrued vacation                                        36,935
    Other current liabilities                                  804
                                                        -----------

        Total current liabilities                       $   62,392

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid in capital                                    40
  Accumulated earnings                                      96,560

        Total stockholders' equity                       1,714,217

                                                        $1,776,609
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.

                            XEDAR CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                 Six Months Ended  Three Months Ended
                                     June 30             June 30
                                 ----------------  ------------------
                                 1995      1996    1995        1996

Sales                            $585,521 $354,415  $409,086 $180,757
Cost of Sales                     310,388  267,047   225,585  133,112

Gross Profit                      275,133   87,368   183,501   47,645

Research and Development costs     21,000   90,970    21,000   63,403
Selling, general and
  administrative expenses         115,407  120,138    49,913   53,971
                                  136,407  211,108    70,913  117,374

Operating income (loss)           138,726 (123,740)  112,588  (69,729)

Other income                       18,619   28,064     4,303   14,323

Income (loss) before income
  taxes                          $157,345 ($95,676) $116,891 $(55,406)

Provision for income tax           43,140  (26,000)   34,140  (15,000)
  expense (benefit)

Net income (loss)                $114,205 $(69,676) $ 82,751 $(40,406)
                                 ======== ========  ======== ========
Weighted average shares
  outstanding                   1,837,224 1,837,224 1,837,224 1,837,224


Net income (loss) per
  common share                  $  .06    $( .04)    $  .05    $( .02)
                                ======    =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS


                                         Six Months Ended
                                              June 30,
                                     ------------------------
                                        1995           1996
                                     ----------     ---------

Net Income (loss)                    $ 114,205      $( 69,676)
Adjustments to reconcile cash
   net income (loss) to net cash
   provided (used) by operating
   activities
Depreciation of property and
   equipment                              5,496         9,407
(Increase) decrease in assets
   Accounts receivable                 (131,306)       29,268
   Inventories                         ( 79,181)       49,725
   Refundable income taxes               19,399          -
   Prepaid income taxes                     -        ( 35,041)
   Other assets and long term
   receivable                            10,744         6,568
Increase (decrease) in liabilities
   Accounts payable                    ( 46,810)     ( 25,774)
   Income taxes payable                     -        ( 15,961)
   Other liabilities                   ( 12,409)     (  2,166)
                                       ---------     ---------
   Net cash provided by (used in)      (119,862)     ( 53,650)
       operating activities            ---------     ---------

Cash flows used in investing
   activities-capital expenditures         -         (  5,470)
   Capitalization of patents                         (    523)
                                       ---------     ---------
Net cash used by investing activities                (  5,993)

Net increase (decrease) in cash
   and cash equivalents                (119,862)      ( 59,643)

Cash and cash equivalents at
   beginning of six month period        920,382      1,209,296
                                       ---------     ---------

Cash and cash equivalents at
   end of six month period             $800,520       $1,149,653
                                       ========       ==========

The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 30, 1996
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of operations for the six month periods ended June 30, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At June 30, 1996 inventories consisted of:

               Raw Materials                           $   8,449
               Work in process                           225,013
               Finished goods                               -
                                                       ----------
                                   TOTAL               $ 233,462
                                                       ==========

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

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first six months of l995 and 1996 were:

                                             (Amounts in $000)
                                                           Increase
                                          1995     1996   (Decrease)
Commercial products                       $ 29     $  3     $( 26)
Design and development contracts           140      188        48
Single customer production programs        417      163      (254)
                                          ----     ----      -----
                              Totals      $586     $354     $(232)
                                          ====     ====     ======

Commercial product sales for the first half of 1996 decreased by $26,000 as compared to 1994 due to a lack of demand for infrared cameras.

Design and development contract sales increased in the first half of 1996 by $48,000 as compared to 1995. This increase is due to a current contract for special CCD cameras.

Single customer production program sales decreased in the first half of 1996 as compared to 1995 by $254,000 due to a cancellation of a production contract.

Gross profit decreased from 47% in 1995 to 25% in 1996 for a total decline of $188,000. This decline was caused by: $133,000 from reduced sales volume; $27,000 from lower profit margins; and $28,000 from a lower absorption of overhead.

Research and Development
Research and development expenses were $90,970 in the first half of 1996 as compared to $21,000 in 1995. The funds expended were used to develop prototype CCD cameras for various applications.
In the first half of 1996 the Company has focused its efforts on customer product development.

Selling, General and Administrative Expense: Selling and general and administrative expenses increased by $4,731 in 1996 as compared to the first half of 1995 due to higher marketing expenses.

                            XEDAR CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At June 30, 1996 the Company's working capital was $1,486,257.
No bank financing has been used since 1982.

The Company's liquidity position is necessary for production financing, the expansion of the CCD camera manufacturing capability and future in house research and development, to remain competitive in its product line, and to expand into new products for the commercial, scientific and medical imaging market.

                     PART II - OTHER INFORMATION





NOT APPLICABLE

                              SIGNATURES



  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      XEDAR CORPORATION
- -----------------------------
         (Registrant)


       August 12, 1996                   Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)