Form 10QSB
period 1996-09-28
XEDAR CORP
filed 1996-11-13
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


November 12, 1996

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

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended       September 28, 1996
                                    _________________________________


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

                           Yes   X        No
                               ______        ______

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of November 15, 1996.

Transitional Small Business Disclosure Format (check one):

                           Yes            No   X
                              ------         ------








                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  September 28, 1996                              1

               Condensed Statement of Operations, Nine
                  Months ended September 28, 1996 and 1995        2

               Condensed Statement of Cash Flows - Nine
                  Months Ended September 28, 1996 and 1995        3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis or
            Plan of Operation                                     5




PART II        Other Information                                  7


SIGNATURES                                                        8



















                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                          September 28, 1996
                              (Unaudited)


ASSETS

Current assets
  Cash and cash equivalents                             $1,238,438
  Accounts receivable                                       91,196
  Inventories                                              141,558
  Prepaid income taxes                                      78,041
  Prepaid expenses                                             588

        Total current assets                             1,549,821

Long term receivable                                       171,822
Property and equipment                                     158,255
  Less accumulated depreciation                            128,671
                                                            29,584
Other assets                                                21,905

                                                        $1,773,132
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $   39,714
  Accrued liabilities
    Accrued payroll and commissions                         19,375
    Accrued vacation                                        29,556
    Other current liabilities                                1,130
    Unearned revenue                                        17,931
        Total current liabilities                       $  107,706

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid in capital                                    40
  Accumulated deficit                                       47,769

        Total stockholders' equity                       1,665,426

                                                        $1,773,132
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Nine Months Ended  Three Months Ended
                                  September 28        September 28
                                -----------------  ------------------
                                 1995      1996     1995        1996

Sales                          $  937,508 $523,024  $351,987  $168,609
Cost of Sales                     511,703  425,785   201,315   158,738

Gross Profit                      425,805   97,239   150,672     9,871

Research and Development costs     30,784  160,930     9,784    69,960
Selling, general and
  administrative expenses         176,040  165,834    60,633    45,696
                                  206,824  326,764    70,417   115,656

Operating income (loss)           218,981 (229,525)   80,255  (105,785)

Other income                       27,027   42,060     8,408    13,996

Income (loss) before income
  taxes                          $246,008 $(187,465) $ 88,633 $( 91,789)

Provision for income tax
  expense (benefit)                82,050  (69,000)    38,910   (43,000)

Net income (loss)                $163,958 $(118,465) $ 49,753 $( 48,789)
                                 ======== ========== =======  ==========
Weighted average shares
  outstanding                   1,837,224 1,837,224 1,837,224 1,837,224


Net income (loss) per
  common share                  $  .09    $( .06)    $  .03    $( .03)
                                ======    =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS


                                        Nine Months Ended
                                          September 28,
                                     ------------------------
                                        1995           1996
                                     ----------     ---------

Net Income (loss)                    $ 163,958      $(118,465)
Adjustments to reconcile cash
   net income (loss) to net cash
   provided (used) by operating
   activities
Depreciation of property and
   equipment                              8,244        13,763
(Increase) decrease in assets
   Accounts receivable                 ( 32,096)       66,219
   Inventories                         ( 31,034)      141,629
   Refundable Income Taxes               16,800      ( 78,041)
   Other assets and long term
   receivable                            14,614         9,520
Increase (decrease) in liabilities     ( 26,474)        1,408
                                     ----------      ---------
   Net cash provided by (used) by       114,012        36,033
       operating activities          ----------      ---------

Cash flows used in investing
   activities-capital expenditures     (  7,101)     (  5,470)
   Capitalization of patents                         (  1,421)
                                       ---------     ---------
Net cash used by investing
   activities                          (  7,101)     (  6,891)

Net increase (decrease) in cash
   and cash equivalents                 106,911        29,142

Cash and cash equivalents at
   beginning of nine month period       920,382     1,209,296
                                       ---------    ----------

Cash and cash equivalents at
   end of nine month period          $1,027,293    $1,238,438
                                     ===========   ===========




The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 28, 1996
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 28, 1996 and the results of operations for the nine month periods ended September 28, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At September 28, 1996 inventories consisted of:

               Raw Materials                           $   8,449
               Work in process                           133,109
               Finished goods                                -
                                                       ----------
                                       TOTAL           $ 141,558
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

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first nine months of l995 and 1996 were:

                                             (Amounts in $000)
                                                          Increase
                                          1995     1996   (Decrease)
Commercial products                       $ 30     $ 30    $    0
Design and development contracts           274      322        48
Single customer production programs        634      171      (463)
                                          ----     ----      -----
                              Totals      $938     $523     $(415)
                                          ====     ====     ======

Commercial product sales for the three quarters ended September 28, 1996 remained the same as compared to 1995.

Design and development contract sales increased in the three quarters ended September 28, 1996 by $ 48,000 as compared to 1995. This increase is due to a current contract for special CCD Cameras.

Single customer production program sales decreased in the three quarters ended September 28, 1996, as compared to 1995 by $463,000 due to a cancellation of a production contract.

Gross profit decreased from 45% in 1995 to 19% in 1996 for a total decline of $329,000. This decline was caused by: $247,000 from reduced sales volume; $56,000 from lower profit margins; and $26,000 from a lower absorption of overhead.

Research and Development
Research and development expenses were $160,930 in the three quarters ended September 28, 1996, as compared to $30,784 in 1995. The 1995 funds expended were used to develop prototype CCD cameras for various applications. The 1996 funds were primarily directed towards the development of high resolution, high speed video processing for CCD cameras and the development of digital signal processing electronics to take advantage of the multiple video output capability of high speed, high resolution CCDs. These developments are important to remain competitive in the high speed, high resolution camera market.



                                5


                            XEDAR CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Continued)


Selling, General and Administrative Expense: Selling and general and administrative expenses decreased by $10,000 in 1996 as compared to the three quarters ended September 28, l995 due to a decrease in travel expenses as well as some decrease in general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At September 28, 1996 the Company's working capital was $1,389,000.
No bank financing has been used since 1982.

The Company's liquidity position is necessary to maintain the Company's CCD camera development and manufacturing efforts, to remain competitive in its product line and to expand into new products for the industrial, scientific and medical imaging market.



FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters set forth in this 10QSB are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form l0KSB, Quarterly Reports on Form 10QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

                      PART II - OTHER INFORMATION





NOT APPLICABLE

                              SIGNATURES



  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       November 12, 1996
Date.........................      ...................................
                                      (Hans R. Bucher, President)