Form 10KSB40
period 1996-12-28
XEDAR CORP
filed 1997-03-24
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301

March 20, 1997

Securities and Exchange Commission
Washington, D.C. 20549

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form
10KSB.
The filing fee of $250.00 has been remitted by wire to the Mellon Bank for our CIK account.

Sincerely,

Hans R. Bucher

Hans R. Bucher
President



U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSB
(Mark One):
(x) Annual Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required] for the fiscal year ended
    December 28, 1996

or

( ) Transition Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [No Fee Required]
    for the transition period from   to

Commission File Number  0-8356

XEDAR CORPORATION
(Name of small business issuer in its charter)

        Colorado

(State or other jurisdiction of incorporation or organization)

             84-0684753
(I.R.S. Employer Identification No.)

        2500 Central Avenue, Boulder, CO            80301
        (Address of principal executive offices)  (Zip Code)

Issuer's telephone number:      (303) 443-6441

Securities registered under Section 12(b) of the Exchange Act:  None
Title of each class   Name of each exchange on which registered
                                None


Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value
(Title of class)


(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorpora ted by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $  797,144

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
(See defin ition of affiliate in Rule 12b-2 of the Exchange Act).
$   697,205

Note - If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the ass umptions are stated.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date _1,837,224 as of February 28, 1997


Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement;
and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes ( e.g., annual report to security holders for fiscal year ended December 24, 1990).


Transitional Small Business Disclosure
Format (Check one):
Yes     __  No.  _X_


DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Company's definitive proxy statement to be filed pursuant to Regulation 14 A relating to the annual meeting of shareholders at which directors are to be elected.


* The aggregate fair market value was determined by multiplying the number of outstanding shares (excluding those shares held by the Company's officers, directors and principal shareholders) by $.50, the closing bid price of the Company's common stock on February 28, 1997, such date being within 60 days prior to the date of filing.



PART I


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

The Company's primary electro-optical equipment consists of its line of CCD- ("Charge Coupled Devices") Cameras and related equipment. These CCD-Cameras are used in medical X-ray diagnostic and procedural applications as well as in scientific and research applications.
The operation and data display of these cameras is computer controlled and the information displayed is on a digital computer that can be computer manipulated.

The Company's other operations include OEM-manufacturing of CCD-Cameras, engineering programs and single customer programs.

The Company is offering a pyro-electronic vidicon camera
("P.E.V. Camera") for sale to the general public. The P.E.V. camera is an advanced infrared thermal imaging television camera which transmits and displays images created by heat on a television monitor screen. The display of heat on the television screen is represented by varying shades of gray, from an almost white color at higher temperatures to gray and black at lower temperatures.
The actual temperature of an object of interest is directly measurable through the P.E.V. camera optical system, and the emissivity corrected temperature reading is numerically displayed in the television image.

General Production Programs and Products

The major portion of the Company's business includes the design, development and production of CCD-Cameras for OEM customers.
These programs are in response to customer requirements and the OEM-Production quantities are from a few cameras per year to several hundred per year per customer.

Depending on the application and customer requirements, the complexity, resolution and data rates of the CCD-Cameras vary.

The Company is presently offering the following range of cameras in end user and OEM configurations:

Fiber Optic Coupled Cameras - In many applications, the use of lens coupling from the image to the sensor is not suitable.
This is the case in applications where an image intensifier output phosphor is to be imaged, or in X-ray imaging systems where the light output of the X-ray converter screen is to be imaged. Lens coupling in these applications is possible, however, at a great loss of the available light due to the low coupling efficiency of a lens system. For such applications, the Company has developed a low cost technique to bond imaging (fiber-optic) FO-Tapers or windows directly to the CCD. The FO-Tapers can have positive or negative magnification to match the field of view required. CCD-Cameras with FO-coupling are for demanding applications in the scientific and medical field and require low dark current at long integration times. The Company has developed methods to Peltier cool the CCD's working temperatures to as low as -60 degrees Celsius.

Lens Coupled Cameras - Certain applications require lens coupling to image the object. The Company manufactures a wide range of OEM and end user systems for such applications. Besides a single board camera with 1 million pixels of resolution, the Company is manufacturing a complete camera with 4 million pixels of resolution.

Data Rates - The Company designs and manufactures CCD-Cameras with readout data rates as low as 10 kHz and as high as 40 MHz.

Dynamic Range - The dynamic range of a camera is its ability to resolve shades of gray. This is accomplished by digitizing the video output signal from the CCD. The dynamic range of the CCD-Cameras designed and manufactured by the Company range from 10 BIT (1000:1 dynamic range) for fast readouts to 16 BIT (6500:1 dynamic range) for scientific application readouts.

Related Engineering - Most applications of CCD-Cameras require data transmission from the Camera to the computer.
The Company has developed parallel data links to transmit
12 BIT digital information and has developed high speed FO-serial data links.

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

Marketing and Sales

The primary emphasis of the Company's marketing and sales effort is the sale of O.E.M. cameras and to obtain engineering and manufacturing contracts in related fields.

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

In connection with the design of electro-optical equipment, numerous national and multi-national electronic and aerospace companies maintain in-house capabilities to compete with the Company on a project basis. The companies include Martin Marietta, Ball Corporation, Sanders Corporation, Loral, Hughes and Boeing.
In addition, there are at least a dozen smaller specialty firms who may compete with the Company on a contract/bid basis.
Although the Company's small size is often a disadvantage when bidding on substantial projects, there is no objective manner (price, warranty, services, etc.) to differentiate the Company's design and development capabilities from those of its competitors.

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

Additional Information

The Company's electro-optical equipment may be assembled from components produced by various suppliers. Although the components are highly sophisticated devices, the Company is not dependent on any single supplier including the supply of CCDs.

Although the Company requests down payments or earnest money deposits and periodic performance payments from customers during the fabrication of its products, there is no assurance that customers will agree to make such payments. Therefore, the substantial period of time between commencement of assembly and payment upon completion may subject the Company to increased risks and additional working capital requirements.
For the fiscal years ended December 31, 1995 and December 28, 1996, the Company expended $30,784 and $196,209 respectively, upon Company-sponsored research and development. The Company offers research and development services on a fee basis for its customers' products. No revenue associated with such services was earned in 1995 or 1996.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

Employees

As of February 28, 1997, the Company employed seven persons, including its president/treasurer, one engineer, two technicians and three administrative personnel, full time.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its office and plant facilities from Central
Avenue Investment, a general partnership, whose partners include
Hans Bucher, the Company's president and a director, and Marlis Bucher, the Company's secretary. The Company's facilities are located at 2500 Central Avenue, Boulder, Colorado 80301 and consist of approximately 6,895 square feet. The Company has periodically renewed and amended this lease and has committed to a three-year term beginning September 15, 1996 with an option to renew for another three years. The monthly rental is $3,950. On each anniversary date of the lease, the lease payments will be adjusted for the percentage increase in the consumer price index. The Company believes that the lease is fair and reasonable and on as beneficial terms as could be obtained from any unaffiliated third party consistent with other rentals assessed in the market area for similar facilities.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded in the over-the-counter market. The price ranges* (in fractions of one dollar) of the bid quotations of the Company's common stock during its last two fiscal years, as provided to the Company by local stock brokerage firms, are set forth below:



1995       HIGH               $ 1 1/4      $ 1 1/4      $ 1 1/4     $ 1 1/4
           LOW                    3/4          3/4          3/4         3/4
1996       HIGH                 1 3/4        1 3/4        1 1/8       1 1/8
           LOW                    3/4          3/4          1/2         1/2
  QUARTER ENDING               MARCH 31       JUNE 30    SEPT. 30     DEC. 31
                                                                      DEC. 28


* The quotations set forth herein are representative of inter-dealer prices. Inter-dealer markets change throughout the day and do not include markup, markdown, or commissions.

(b) As of December 28, 1996, there were approximately 150 record holders of the Company's common stock.

(c) The Company has not paid any cash dividends to date.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Gross Profits

During the past thirteen years, the Company had three basic sources of revenue: commercial products, design and development contracts, and single customer production programs.

Sales by product lines for 1995 and 1996 were (in thousands):

                                             1995             1996

Commercial Products                          $ 35              31
Design and Development Contracts              473             587
Single Customer Production Programs           789             179

                                          $ 1,297          $  797


Xedar product sales of $31,206 were 4% of sales in 1996 representing a decrease of $4,312 as compared to 1995. The marketing effort for this product has been reduced since the sales potential for tube based infrared cameras is insignificant.


Design and development contract sales increased to approximately
74% of sales in 1996 in comparison to 36% during 1995. This increase is primarily due to the completion of several engineering contracts and a new contract.

Single Customer Production Program sales decreased in 1996 and amounted to approximately 22% of 1996 sales in comparison to 61% in 1995. This decline is primarily due to a cancellation of a production contract. No new production contracts were obtained in 1996.

The Gross Profit of 21% for 1996 declined in comparison to 1995 where it was 41% due to reduced sales volume, lower profit margins and lower absorption of overhead.

Research and Development

A total of $196,209 was expended during 1996 representing approximately 25% of sales. The funds were primarily directed towards the development of high resolution, high speed video processing for CCD cameras and the development of digital signal processing electronics to take advantage of the multiple video output capability of high speed, high resolution CCD's.
These developments are important to remain competitive in the high speed, high resolution camera market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 1996 amounted to $250,526 as compared to $232,746 in 1995. These expenses increased by $18,000 due primarily to an increase in bad debt expense.

Interest, Rental and Miscellaneous Income

Interest, rental and miscellaneous income was $51,692 for 1996 and $36,050 for 1995 which came primarily from interest earned on short-term cash investments.

Liquidity and Capital Resources

In recent years, the Company has financed its activities from cash reserves and operations. No bank financing has been used since 1982. As noted in the Statements of Cash Flows, cash levels decreased from 1995 to 1996. The net cash used by operations in 1996 was $93,051. Cash balances were also reduced by capital expenditures of $4,523 required for production, and expenditures on patents of $1,425.

The Company has working capital of $1,405,617 and a current ratio of approximately 14 to 1 at December 28, 1996.

The Company's liquidity position is necessary to maintain its ability to conduct in house research and development enabling it to compete in single customer contracts and to develop a commercial product line in a highly volatile high technology market place.

Forward-Looking Statements

Except for the historical information contained herein, the matters set forth in this 10-KSB are forward-looking statements within the meaning of the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS


Independent Auditors' Report

The Board of Directors and Stockholders
Xedar Corporation:

We have audited the accompanying balance sheets of Xedar Corporation as of December 31, 1995 and December 28, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995 and the 52 weeks ended
December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
 An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 31, 1995 and December 28, 1996, and the results of its operations and its cash flows for the year ended December 31, 1995 and the 52 weeks ended December 28, 1996 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Denver, Colorado
February 28, 1997


XEDAR CORPORATION
Balance Sheets
December 31, 1995 and December 28, 1996


Assets
                                     1995              1996

Current assets:

   Cash and cash equivalents       $ 1,209,296         1,110,297
        Trade accounts receivable,
        less allowance for doubtful
        accounts of $2,436 in 1995
        and $34,463 in 1996            157,415           261,176
        Interest receivable                  -             7,078
        Inventories (note 2)           283,187            54,029
        Prepaid expenses                 2,973             3,905
        Refundable income taxes              -            78,037

            Total current assets     1,652,871         1,514,522

Long-term receivable -
related party (note 3)                 178,957           170,629

Property and equipment (note 4)        152,785           127,481

Less accumulated depreciation         (114,908)         (102,253)
                                        37,877            25,228

Patents, net                            20,481            20,617

                                   $ 1,890,186         1,730,996


Liabilities and Stockholders' Equity


Current liabilities:
        Accounts payable:
              Trade                     38,328            24,762
              Related party (note 5)     3,854             4,950
        Accrued liabilities:
              Vacation                  29,996            31,002
              Payroll and commissions    8,602             8,271
              Payroll and other taxes    9,554             1,500
Advance billings                             -            38,420
        Income taxes payable            15,961                 -

          Total current liabilities    106,295           108,905

Stockholders' equity (note 6):
        Common stock, no par value.
        Authorized 5,000,000 shares;
        issued and outstanding
        1,837,224 shares in
        1995 and 1996
                                     1,617,617         1,617,617
        Additional paid-in capital          40                40
        Retained earnings              166,234             4,434


        Total stockholders' equity   1,783,891         1,622,091

Commitments (note 5)


                                   $ 1,890,186         1,730,996


See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Operations

Year Ended December 31, 1995 and 52 Weeks Ended December 28, 1996

                                       1995               1996


Sales (note 7)                       1,297,391          797,144
Cost of sales                          763,073          632,901

               Gross profit            534,318          164,243

Research and development expenses       30,784          196,209
Selling, general and
  administrative expenses              232,764          250,526


           Operating income (loss)     270,788         (282,492)


Interest and miscellaneous income       36,050           51,692


Earnings (loss) before income taxes    306,838         (230,800)

Income tax expense
(benefit) (note 8)                     122,000          (69,000)


          Net earnings (loss)        $ 184,838         (161,800)


Earnings (loss) per common share         $ .10             (.09)


See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Stockholders' Equity

Year Ended December 31, 1995 and 52 Weeks Ended December 28, 1996




                                                     Retained
                                        Additional   earnings      Total
                     Common Stock         paid in  (accumulated  stockholder's
                  Shares       Amount     capital    deficit)      equity
Balance
Dec. 31 1994    1,837,224    $ 1,617,617     40     (18,604)     1,599,053

Net earnings        -             -           -     184,838        184,838


Balance
Dec. 31 1995    1,837,224    $ 1,617,617     40     166,234      1,783,891

Net loss            -             -           -    (161,800)      (161,800)

Balance
Dec. 28 1996    1,837,224    $ 1,617,617     40       4,434      1,622,091

See accompanying notes to financial statements.



XEDAR CORPORATION

Statements of Cash Flows

Year Ended December 31, 1995 and 52 Weeks Ended December 28, 1996


                                                  1995         1996


Net earnings (loss)                            $ 184,838     (161,800)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:

    Depreciation of property and equipment        11,929       17,172
    Amortization of patents                          994        1,289
    Loss on write-off of patents                   7,511            -


    (Increase) decrease in assets:
         Trade accounts receivable                62,202     (103,761)
         Interest receivable                           -        7,078
         Inventories                              28,170      229,158
         Prepaid expenses                            930         (932)
         Refundable income taxes                  19,039      (78.037)

     Increase (decrease) in liabilities:
         Accounts payable                        (32,513)     (12,470)
         Accrued liabilities                      12,999       (7,379)
         Advance billings                              -       38,420
         Income taxes payable                     15,961      (15,961)

    Net cash provided (used)
    by operating activities                      311,960     (101,379)


Cash flows used in investing activities:
        Capital expenditures                    (16,126)       (4,523)
        Patent expenditures                     (20,481)       (1,425)
        Long-term receivable - related party     13,561         8,328

Net cash provided (used)
by investing activities                         (23,046)        2,380

Net increase (decrease) in
cash and cash equivalents                      288,914        (98,999)

Cash and cash equivalents
at beginning of year                           920,382      1,209,296

Cash and cash equivalents at end of year     1,209,296      1,110,297


Supplemental disclosure of cash
flow information - cash paid
during the year for income taxes                87,000         24,998


See accompanying notes to financial statements.



XEDAR CORPORATION

Notes to Financial Statements

December 31, 1995 and December 28, 1996


 (1)    Summary of Significant Accounting Policies

(a)     Nature of Operations

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

The Company's product lines include commercial products, design and development contracts, and single customer production programs. Sales for each of these product lines as a percentage of total sales were 3%, 36% and 61%, respectively, during 1995, and 4%, 74% and 22%, respectively, during 1996.

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

If contract costs and estimated earnings exceed related billings on an uncompleted contract, the difference is recorded as a current asset, Construction in progress; if billings exceed related contract costs plus estimated earnings on an uncompleted contract, the difference is recorded as a current liability, advance billings.
The total billings in excess of costs plus estimated earnings at December 28, 1996, were $38,420.


(c)     Cash and Cash Equivalents

Cash and cash equivalents of $553,000 and $844,463 at December 31, 1995 and December 28, 1996, respectively, consist of treasury bills.
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d)     Inventories

Inventories are stated at the lower of cost or market.  Cost is