Form 10KSB/A
period 1996-12-28
XEDAR CORP
filed 1997-05-14
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301

May 13, 1997


Securities and Exchange Commission
Washington, DC 20549


We are transmitting herewith the amended 10KSB/A with the seperated Financial Data Schedule EX-27/A for 12/28/96 and a signature page.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President








                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  XEDAR CORPORATION
--------------------------
   (Registrant)




Date    May 13, 1997                   Hans R. Bucher
     ---------------------        ---------------------------
                                  (Hans R. Bucher, President)