Form 10QSB
period 1997-03-29
XEDAR CORP
filed 1997-05-14
CIK 108770

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

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended   March 29, 1997
                                    _________________________________


( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
     For the transition period from              to
                                    ----------------------------------
Commission File Number      0-8356
                       -----------------------------------------------
                       XEDAR CORPORATION
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)
        Colorado                              84-0684753
--------------------------------  ------------------------------------
(State or other jurisdiction of
 incorporation or organization)   (IRS Employer Identification No.)

     2500 Central Avenue, Boulder, CO  80301
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of May 15, 1997.

Transitional Small Business Disclosure Format (check one):

                           Yes               No   X
                              ------           ------








                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  March 29, 1997                                  1

               Condensed Statement of Operations, Three
                  Months ended March 29, l997 and 1996            2

               Condensed Statement of Cash Flows - Three
                  Months Ended March 29, 1997 and 1996            3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8





                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                            March 29, 1997
                              (Unaudited)


ASSETS

Current assets
  Cash and cash equivalents                             $1,254,636
  Accounts receivable                                       18,126
  Interest receivable                                       12,050
  Inventories                                               87,165
  Refundable income taxes                                   78,041
  Prepaid income taxes                                      14,200
  Prepaid expenses                                           2,933

        Total current assets                             1,467,151

Long term receivable                                       166,767
Property and equipment                                     165,257
  Less accumulated depreciation                            136,840
                                                            28,417

Other assets                                                14,335

                                                        $1,676,670
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                                $   29,393
  Accounts payable-related party                             3,950
  Accrued liabilities
    Payroll and commissions                                 16,942
    Vacation                                                36,348
    Payroll and other taxes                                  2,537
  Advance billings                                          25,000

        Total current liabilities                       $  114,170

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid in capital                                    40
  Accumulated deficit                                      (55,157)

        Total stockholders' equity                       1,562,500

                                                        $1,676,670
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.

                                  -1-
                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                        Three Months Ended
                                        March 31 and March 29
                                        ---------------------
                                        1996          1997

Sales                                 $173,658       $ 85,901
Cost of Sales                          133,935         91,315

Gross Profit (loss)                     39,723         (5,414)

Research and Development costs          27,567            -
Selling, general and
  administrative expenses               66,167         85,901
                                        93,734         85,901

Operating loss                         (54,011)       (91,315)

Other income                            13,741         17,524

Loss before income
  taxes                               $(40,270)      $(73,791)

Provision for income tax
  expense (benefit)                     11,000         14,200

Net loss                              $(29,270)      $(59,591)
                                     =========      ==========

Weighted average shares
  outstanding                        1,837,224      1,837,224


Net loss per
  common share                       $ ( .02)          $ ( .03)
                                     ========          ========



The accompanying notes are an integral part of these condensed financial statements.


                                  -2-








                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS

                                       Three Months Ended
                                       March 31 and March 29
                                     ------------------------
                                        1996           1997
                                     ----------     ---------
Net loss                              $ (29,270)     $( 59,591)
Adjustments to reconcile cash
   net income(loss)to net cash provided
   (used) by operating activities
Depreciation of property and
   equipment                              5,051          3,813
(Increase) decrease in assets
   Accounts receivable                   29,958        243,050
   Interest receivable                  (13,744)       ( 4,972)
   Inventories                          (11,765)       (33,136)
   Prepaid income taxes                    -           (14,200)
   Prepaid expenses                     ( 1,131)           971
Increase (decrease) in liabilities
   Accounts payable-trade               (14,317)         4,629)
   Accounts payable-related party                      ( 1,000)
   Accrued payroll                        8,692          8,671
   Accrued vacation                       3,006          5,346
   Payroll and other taxes              ( 7,050)         1,037
   Advance billings                                    (13,420)
   Income taxes payable                 (11,002)
                                     -----------     ----------
 Net cash provided (used) by            (41,572)       141,198
       operating activities          -----------     ----------

Cash flows used in investing activities
   capital expenditures                  (5,470)      ( 7,002)
   Patents                               (  526)        6,282
   Long term receivable-related party     4,747         3,861
                                      ---------     ----------
Net cash used by investing activities    (1,249)        3,141

Net increase (decrease) in cash
   and cash equivalents                 (42,821)       144,339

Cash and cash equivalents at
   beginning of three month period    1,209,296      1,110,297
                                       ---------     ---------

Cash and cash equivalents at
   end of three month period         $1,166,475     $1,254,636
                                     ==========     ==========


The accompanying notes are an integral part of these condensed financial statements.
                             -3-




                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 29, 1997
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 29, 1997 and the results of operations for the three month periods ended March 29, 1997 and March 31, 1996. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 28, 1996, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At March 29, 1997 inventories consisted of:

               Raw Materials                           $   8,303
               Work in process                            78,862
               Finished goods                               -
                                                       ----------
                 Total                                 $  87,165
                                                       =========

NOTE 3: LOSS PER COMMON SHARE

Loss per common share amounts were computed by dividing the net loss by weighted average number of shares outstanding for the period. Eligible stock options have not been considered in the computation since their inclusion would have an anti-dilutive effect for loss per share computations.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first quarter 1996 and 1997 were:

                                             (Amounts in $000)
                                                           Increase
                                          1996     1997   (Decrease)
Commercial products                       $  1     $ 22    $  21
Design and development contracts            52       57        5
Single customer production programs        121        7     (114)
                                          ----     ----     -----
                              Totals      $174     $ 86    $( 88)
                                          ====     ====    ======
Commercial product sales for the first quarter 1997 increased by $ 21,000 as compared to 1996 due to a sale of an infrared camera.

Design and development contract sales stayed at the same level in the first quarter 1997 as compared to 1996. A new engineering contract and additional work on an existing contract were obtained to be completed during 1997.

Single customer production program sales decreased in the first quarter of 1997 as compared to 1996 by $114,000. The decline is primarily due to a cancellation of a production contract. No new contract has been obtained in the first quarter 1997.

While 1996 gross profit was at 22%, 1997 cost of sales exceeded sales caused by the significant reduction in single customer production program sales and by underabsorption of overhead costs.

Research and Development
There were no research and development expenses in the first quarter 1997 in order for management to focus on marketing and production issues.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




Selling, General and Administrative Expense: Selling and general and administrative expenses increased by $19,700 from 1996. This increase included a $7,000 write-off of legal and filing fees for an unsuccessful patent application and an $11,000 increase in marketing expenses. The Company has increased marketing efforts to aggressively pursue new design and long-term production contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At March 31, 1996 the Company's working capital was $1,352,981.

The Company's liquidity position is necessary for increased marketing and sales efforts, the expansion of the CCD camera manufacturing capability and future in house research and development, to remain competitive in its product line, and to expand into new products for the commercial, scientific and medical imaging market.


FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters set forth in this 10QSB are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10KSB, Quarterly Reports on Form 10QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

                      PART II - OTHER INFORMATION



NOT APPLICABLE

                              SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      XEDAR CORPORATION
-----------------------------
         (Registrant)


      May, 13, 1997                       Hans R Bucher
Date.........................            .............................
                                          (Hans R.  Bucher, President)