Form 10QSB
period 1997-06-28
XEDAR CORP
filed 1997-08-14
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


August 11, 1997


Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.


Sincerely,

Hans R. Bucher

Hans R. Bucher, President








                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended     June 28, 1997
                                    _________________________________


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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of August 12, l997.

Transitional Small Business Disclosure Format (check one):

                           Yes            No
                                              X
                               -----         -----






                              XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  June 28, 1997                                   1

               Condensed Statement of Operations, Six
                  Months ended June 28, l997 and June 30, 1996    2

               Condensed Statement of Cash Flows - Six
                  Months Ended June 28, 1997 and June 30, 1996    3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis or
            Plan of Operation                                     5




PART II        Other Information                                  7


SIGNATURES                                                        8



                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                             June 28, 1997
                              (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents                             $1,038,237
  Accounts receivable                                       80,640
  Interest receivable                                        9,200
  Inventories                                              180,532
  Refundable Income Taxes                                   78,037
  Prepaid income taxes                                      31,000
  Prepaid expenses                                           1,739

        Total current assets                             1,419,385

Long term receivable                                       165,471
Property and equipment                                     170,723
  Less accumulated depreciation                            140,926
                                                            29,797
Other assets                                                14,335

                                                        $1,628,988
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                                $   36,980
  Accounts payable-related party                             3,950
  Accrued liabilities
    Payroll and commissions                                  8,496
    Vacation                                                36,161
    Payroll and other taxes                                  2,351
                                                        -----------

        Total current liabilities                       $   87,938

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid in capital                                    40
  Accumulated deficit                                      (76,607)

        Total stockholders' equity                       1,541,050

                                                        $1,628,988
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.
                                  -1-




                            XEDAR CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                 Six Months Ended  Three Months Ended
                               June 30 and June 28 June 30 and June 28
                                 ----------------  ------------------
                                 1996      1997    1996        1997

Sales                            $354,415 $227,854  $180,757 $141,953
Cost of Sales                     267,047  214,267   133,112  122,952

Gross Profit                       87,368   13,587    47,645   19,001

Research and Development costs     90,970    1,638    63,403    1,638
Selling, general and
  administrative expenses         120,138  145,468    53,971   59,567
                                  211,108  147,106   117,374   61,205

Operating loss                   (123,740)(133,519)  (69,729) (42,204)

Other income                       28,064   21,478    14,323    3,954

Loss before income
  taxes                          $(95,676)($112,041) $(55,406)$(38,250)

Provision for income tax          (26,000)  (31,000)  (15,000) (16,800)
  expense (benefit)

Net loss                         $(69,676) $(81,041) $(40,406)$(21,450)
                                 ========  ========= ======== ========
Weighted average shares
  outstanding                   1,837,224 1,837,224 1,837,224 1,837,224


Net loss per common
  share                         $( .04)   $( .04)    $( .02)   $( .01)
                                ======    =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.


                                  -2-






                           XEDAR CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS

                                         Six Months Ended
                                        June 30 and June 28
                                     ------------------------
                                        1996           1997
                                     ----------     ---------
Net Loss                             $( 69,676)     $( 81,041)
Adjustments to reconcile cash
   net income (loss) to net cash
   provided (used) by operating
   activities
Depreciation of property and
   equipment                              9,407         7,899
(Increase) decrease in assets
   Accounts receivable                   29,268       180,536
   Interest receivable                               (  2,122)
   Inventories                           49,725      (126,503)
   Prepaid income taxes                 (35,041)     ( 31,000)
   Prepaid expenses                                     2,166
   Other assets and long term
     receivable                           6,568           -
Increase (decrease) in liabilities
   Accounts payable-trade              ( 25,774)       12,218
   Accounts payable-related party           -        (  1,000)
   Accrued payroll                                        225
   Accrued vacation                                     5,159
   Payroll and other taxes                                851
   Income taxes payable                ( 15,961)          -
   Other liabilities                   (  2,166)          -
   Advance billings                                  ( 38,420)
                                       ---------     ---------
   Net cash provided by (used in)      ( 53,650)     ( 71,032)
       operating activities            ---------     ---------

Cash flows used in investing
   activities-capital expenditures     (  5,470)     ( 12,468)
   Patents                             (    523)        6,283
   Long term receivable-related party                   5,157
                                       ---------     ---------
Net cash used by investing activities  (  5,993)     (  1,028)

Net increase (decrease) in cash
   and cash equivalents                ( 59,643)     ( 72,060)

Cash and cash equivalents at
   beginning of six month period      1,209,296     1,110,297
                                      ----------    ----------
Cash and cash equivalents at
   end of six month period           $1,149,653    $1,038,237
                                     ==========    ==========
The accompanying notes are an integral part of these condensed financial statements.
                                 -3-


                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                             June 28, 1997
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 28, 1997 and the results of operations for the six month periods ended June 28, 1997 and June 30, 1996. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 28, 1996, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At June 28, 1997 inventories consisted of:

               Raw Materials                           $   6,303
               Work in process                           174,229
               Finished goods                               -
                                                       ----------
                                   TOTAL               $ 180,532
                                                       ==========

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

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first six months of l996 and 1997 were:

                                             (Amounts in $000)
                                                           Increase
                                          1996     1997   (Decrease)
Commercial products                       $  3     $ 24     $  21
Design and development contracts           188      192         4
Single customer production programs        163       12      (151)
                                          ----     ----      -----
                              Totals      $354     $228     $(126)
                                          ====     ====     ======

Commercial product sales for the first half of 1997 increased by $21,000 as compared to 1996 due to a sale of an infrared camera.

Design and development contract sales stayed at the same level in the first half of 1997 as compared to 1996.

Single customer production program sales decreased in the first half of 1997 as compared to 1996 by $151,000 due to a cancellation of a production contract and not acquiring a new production contract.

Gross profit decreased from 25% in 1996 to 6% in 1997. This decline was caused by: reduced sales volume and lower absorption of overhead.

Research and Development
Research and development expenses were $1,638 in the first half of 1997 as compared to $90,970 in 1996. The Company focused its efforts on marketing and production issues.

Selling, General and Administrative Expense: Selling and general and administrative expenses increased by $25,330 in 1997 as compared to the first half of 1996. This increase included a write off of legal and filing fees for an unsuccessful patent application and an increase in marketing expenses.

                            XEDAR CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves.
At June 28, 1997 the Company's working capital was $1,331,447.


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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       August 11, 1997                   Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)