Form 10QSB
period 1997-09-28
XEDAR CORP
filed 1997-11-14
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


November 14, 1997

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10Q.


Sincerely,

Hans R. Bucher

Hans R. Bucher, President




                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended       September 27, 1997
                                    _________________________________


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

                           Yes   X        No
                               ______        ______

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of November 15, 1997.

Transitional Small Business Disclosure Format (check one):

                           Yes            No   X
                              ------         ------




                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  September 27, 1997                              1

               Condensed Statement of Operations, Nine
                  Months ended September 27, 1997 and             2
                  September 28, 1996

               Condensed Statement of Cash Flows - Nine
                  Months Ended September 27, 1997 and             3
                  September 28, 1996

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis or
            Plan of Operation                                     5




PART II        Other Information                                  7


SIGNATURES                                                        8





                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                          September 27, 1997
                              (Unaudited)


ASSETS

Current assets
  Cash and cash equivalents                             $1,018,019
  Trade accounts and notes receivable                      248,551
  Interest receivable                                        8,000
  Inventories                                              105,252
  Refundable Income Taxes                                    3,206
  Prepaid income taxes                                      43,000
  Prepaid expenses                                             434

        Total current assets                             1,426,462

Long term receivable                                       164,175
Property and equipment                                     170,723
  Less accumulated depreciation                            145,012
                                                            25,711
Other assets                                                15,435

                                                        $1,631,783
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                                $    1,340
  Accounts payable - related party                           3,950
  Accrued liabilities
    Accrued payroll and commissions                         16,903
    Accrued vacation                                        35,885
    Payroll and other taxes                                  1,233
                                                        __________
            Total current liabilities                   $   59,311

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid in capital                                    40
  Accumulated deficit                                      (45,185)

        Total stockholders' equity                       1,572,472

                                                        $1,631,783
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Nine Months Ended  Three Months Ended
                                September 28, 1996  September 28, 1996
                                September 27, 1997  September 27, 1997
                                ------------------ -------------------
                                 1996      1997     1996        1997

Sales                          $ 523,024 $509,223  $168,609  $281,369
Cost of Sales                    425,785  434,649   158,738   220,382

Gross Profit                      97,239   74,574     9,871    60,987

Research and Development costs   160,930   19,760    69,960    18,122
Selling, general and
  administrative expenses        165,834  202,817    45,696    57,349
                                 326,764  222,577   115,656    75,471

Operating loss                  (229,525)(148,003) (105,785) ( 14,484)

Other income                      42,060   38,448    13,996    16,970

Income (loss) before
  income taxes                $(187,465)$(109,555) $(91,789) $  2,486

Provision for income tax
  expense (benefit)              (69,000) (59,936) ( 43,000)  (28,936)

Net income (loss)             $(118,465) $(49,619) $(48,789) $(31,422)
                              ========== ========= ========= =========
Weighted average shares
  outstanding                   1,837,224 1,837,224 1,837,224 1,837,224


Net income (loss) per
  common share                  $(.06)    $(.03)    $(.03)     $ .02
                                ======    ======    ======     =====



The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS

                                       Nine Months Ended
                                          September 27,
                                     ------------------------
                                        1996           1997
                                     ----------     ---------
Net Loss                             $(118,465)     $( 49,619)
Adjustments to reconcile cash
   net income (loss) to net cash
   provided (used) by operating
   activities
Depreciation of property and
   equipment                             13,763        11,985
(Increase) decrease in assets
   Accounts receivable                   66,219        12,625
   Interest receivable                               (    922)
   Inventories                          141,629      ( 51,223)
   Refundable Income Taxes             ( 78,041)       74,831
   Prepaid Income Taxes                              ( 43,000)
   Prepaid expenses                                     3,473
   Other assets and long term receivable  9,520           -
Increase (decrease) in liabilities
   Accounts payable - trade                          ( 23,422)
   Accounts payable - related party                  (  1,000)
   Accrued payroll                                      8,632
   Accrued vacation                                     4,883
   Payroll and other taxes                           (    268)
   Income taxes payable
   Other liabilities                      1,408
   Advance billings                                  ( 38,420)
                                     ----------      ---------
   Net cash provided by (used) by        36,033      ( 91,445)
       operating activities          ----------      ---------
Cash flows used in investing
   activities-capital expenditures     (  5,470)     ( 12,468)
   Patents                             (  1,421)        5,182
   Long term receivable-related party                   6,453
                                      ---------     ----------
Net cash used by investing
   activities                          (  6,891)     (    833)
Net increase (decrease) in cash
   and cash equivalents                  29,142      ( 92,278)
Cash and cash equivalents at
   beginning of nine month period     1,209,296     1,110,297
                                      ---------     ----------

Cash and cash equivalents at
   end of nine month period          $1,238,438    $1,018,019
                                     ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                          September 27, 1997
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 27, 1997 and the results of operations for the nine month periods ended September 27, 1997 and September 28, 1996. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 28, 1996, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At September 27, 1997 inventories consisted of:

               Raw Materials                           $  6,303
               Work in process                           98,949
               Finished goods                               -
                                                       --------
                                       TOTAL           $105,252
                                                       ========



NOTE 3:    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed by dividing the net earnings (loss) by the weighted average number of shares outstanding for the period. Stock options have not been considered in the computation since their inclusion would have an immaterial effect or would be anti-dilutive.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first nine months of l996 and 1997 were:

                                             (Amounts in $000)
                                                          Increase
                                          1996     1997   (Decrease)
Commercial products                       $ 30     $ 30    $    0
Design and development contracts           322      468       146
Single customer production programs        171       11      (160)
                                          ----     ----      -----
                              Totals      $523     $509     $( 14)
                                          ====     ====     ======

Commercial product sales for the three quarters ended September 27, 1997 remained the same as compared to 1996.

Design and development contract sales increase by $146,000 for the three quarters ended September 27, 1997 as compared to 1996. The increase includes a contract settlement for $150,000 for the third quarter 1997.

Single customer production program sales decreased in the three quarters ended September 27, 1997, as compared to 1996 by $160,000 due to a cancellation of a production contract and not acquiring new production contracts.

Gross profit decreased from 19% in 1996 to 15% in 1997. This decline was caused by a slightly reduced sales volume and a lower absorption of overhead.

Research and Development
Research and development expenses were $19,760 in the three quarters ended September 27, 1997, as compared to $160,930 in 1996. The Company focused its efforts on marketing and production issues.

Selling, General and Administrative Expense: Selling and general and administrative expenses increased by $36,983 in 1997 as compared to the three quarters ended September 28, 1996. This increase included a write off of legal and filing fees for an unsuccessful patent application and an increase in marketing expenses.

Income Tax Benefit

The income tax benefit in the third quarter 1997 includes the receipt of income tax refunds of $17,000 greater than previously accrued. It also includes a $13,000 adjustment to an expected benefit for a current net operating loss carryback.
                                  -5-



                            XEDAR CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At September 27, 1997 the Company's working capital was $1,367,151.

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


                             -6-


                      PART II - OTHER INFORMATION


NOT APPLICABLE


                              -7-



                              SIGNATURES



  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       November 14, 1997                  Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)




                               -8-