Form 10KSB
period 1997-12-27
XEDAR CORP
filed 1998-03-19
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301

March 20, 1998

Securities and Exchange Commission
Washington, D.C. 20549

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form
10KSB.
The filing fee of $250.00 has been remitted by wire to the Mellon Bank for our CIK account.

Sincerely,

Hans R. Bucher

Hans R. Bucher
President



U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSB
(Mark One):
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
    December 27, 1997

or

( ) Transition Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    for the transition period from   to

Commission File Number  0-8356

XEDAR CORPORATION
(Exact name of registrant as specified in its charter)

        Colorado

(State or other jurisdiction of incorporation or organization)

             84-0684753
(I.R.S. Employer Identification No.)

        2500 Central Avenue, Boulder, CO            80301
        (Address of principal executive offices)  (Zip Code)

Registrant's telephone number incl. Area code: 303) 443-6441

Securities registered pursuent to Section 12(b) of the Act:  None
Title of each class   Name of each exchange on which registered
                                None


Securities registered pursuent to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of class)


(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes X  No
Indicate by check mark if disclosure of delinquent filers pursuent to
Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB. [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

Note - If determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed  all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
                                                         Yes    No
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).



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

Marketing and Sales

The primary emphasis of the Company's marketing and sales effort is the sale of OEM cameras and to obtain engineering and manufacturing contracts in related fields.

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

For the fiscal years ended December 28, 1996 and December 27, 1997, the Company expended $196,209 and $49,353 respectively, upon Company-sponsored research and development. The Company offers research and development services on a fee basis for its customers' products. No revenue associated with such services was earned in 1996 or 1997.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

Employees

As of December 27, 1997, the Company employed seven persons, including its president/treasurer, one engineer, two technicians and three administrative personnel, full time.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its office and plant facilities from Central
Avenue Investment, a general partnership, whose partners include
Hans Bucher, the Company's president and a director, and Marlis Bucher, the Company's secretary. The Company's facilities are located at 2500 Central Avenue, Boulder, Colorado 80301 and consist of approximately 6,895 square feet. The Company has periodically renewed and amended this lease and has committed to a three-year term beginning September 15, 1996 with an option to renew for another three years. The monthly rental is $4,050. On each anniversary date of the lease, the lease payments will be adjusted for the percentage increase in the consumer price index. The Company believes that the lease is fair and reasonable and on as beneficial terms as could be obtained from any unaffiliated third party consistent with other rentals assessed in the market area for similar facilities.


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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded in the over-the-counter market. The price ranges* (in fractions of one dollar) of the bid quotations of the Company's common stock during its last two fiscal years, as provided to the Company by local stock brokerage firms, are set forth below:
                                    1996             1997
     Quarter ended:             High    Low      High    Low
      March 31/March 29        $ 1 3/4   3/4     1 1/8    1/2
      June 30/June 28            1 3/4   3/4     1        1/8
      September 28/September 27  1 1/8   1/2       2/3    1/3
      December 28/December 27    1 1/8   1/2       2/3    1/3

* The quotations set forth herein are representative of inter-dealer prices. Inter-dealer markets change throughout the day and do not include markup, markdown, or commissions.

(b) As of December 27, 1997, there were approximately 150 record holders of the Company's common stock.

(c) The Company has not paid any cash dividends to date.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Gross Profits

During the past fourteen years, the Company had three basic sources of revenue: commercial products, design and development contracts, and single customer production programs.

Sales by product lines for 1996 and 1997 were (in thousands):
                                             1996             1997

Commercial Products                          $ 31              30
Design and Development Contracts              587             546
Single Customer Production Programs           179              12

                                             $797             588
                                             ====             ===

Xedar product sales of $30,285 were 5% of sales in 1997 representing a decrease of $921 as compared to 1996. The marketing effort for this product has been reduced since the sales potential for tube based infrared cameras is insignificant.


Design and development contract sales decreased by $41,000 and amounted to approximately 93% of sales in 1997 in comparison to 74% during 1996. This decrease is primarily due to lower levels of work on existing engineering contracts and no new contracts.

Single Customer Production Program sales decreased in 1997 and amounted to approximately 2% of 1997 sales in comparison to 22% in 1996. This decline is primarily due to a cancellation of a production contract.

No new production contracts were obtained in 1997.

The gross profit for 1997 was less than 1% as compared to 17.7% in 1996 due to reduced sales volume and lower absorption of overhead.

Research and Development

A total of $49,353 were expended during 1997, representing approximately 8% of sales, compared to $196,209 expended in 1996. The 1997 funds were primarily used to evaluate high speed amplifiers for various applications and the 1996 funds were directed towards the development of high resolution, high speed video processing for CCD cameras and the development of digital signal processing electronics to take advantage of the multiple video output capability of high speed, high resolution CCDs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 1997 amounted to $267,253 as compared to $250,526 in 1996. These expenses increased by $16,727 in 1997 primarily as a result of wage increases and attempts to obtain new customers.

Interest and Miscellaneous Income

Interest and miscellaneous income was $71,142 for 1997 and $51,692 for 1996 primarily representing interest earned on short-term cash investments.

Liquidity and Capital Resources

In recent years, the Company has financed its activities from cash reserves and operations. No bank financing has been used since 1982. As noted in the statements of cash flows, cash and cash equivalents decreased from 1996 to 1997. The net cash used by operations in 1997 was $19,518. Cash balances were also reduced by capital expenditures of $12,468 and expenditures on patents of $1,746.

The Company has working capital of $1,266,374 and a current ratio of approximately 24 to 1 at December 27, 1997.

The Company's liquidity position is necessary to maintain its ability to conduct in-house research and development enabling it to compete in single customer contracts and to develop a commercial product line in a highly volatile high technology market place.

The Company has addressed the Year 2000 issues. The Company has evaluated its computer systems and concluded that the software being utilized is not date sensitive and adequately recognizes a four-digit year. The Company presently believes that the Year 2000 problem will not pose operational or financial problems for the Company's computer systems as designed.

Recent Accounting Pronouncements

In June of 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 130, Reporting Comprehensive Income, (Statement No. 130), and No. 131, Disclosures About Segments of an Enterprise and Related Information,
(Statement No. 131), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet adopted Statement No. 130. The Company will comply with the reporting and display requirements under this statement when required. Statement No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted
Statement No. 131. As the Company operates within one industry segment, the reporting of such information is not expected to be significant.

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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditors' Report

The Board of Directors and Stockholders
Xedar Corporation:

We have audited the accompanying balance sheets of Xedar Corporation as of December 28, 1996 and December 27, 1997, and the related statements of operations, stockholders' equity, and cash flows for the 52 weeks ended December 28, 1996 and December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 28, 1996 and December 27, 1997, and the results of its operations and its cash flows for the 52 weeks ended December 28, 1996 and December 27, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of computing earnings per share in 1997.

KPMG Peat Marwick LLP

Denver, Colorado
January 30, 1998


XEDAR CORPORATION
Balance Sheets
December 28, 1996 and December 27, 1997


Assets
                                     1996              1997

Current assets:

   Cash and cash equivalents       $ 1,110,297         1,084,315
        Trade accounts receivable,
        less allowance for doubtful
        accounts of $34,463 in 1996
        and $2,436 in 1997             261,176            12,695
        Note receivable                      -            95,000
        Interest receivable              7,078             4,000
        Inventories (note 2)            54,029            32,603
        Prepaid expenses                 3,905             4,069
        Refundable income taxes         78,037             3,206

            Total current assets     1,514,522         1,235,888

Long-term receivable from
related party (note 3)                 170,629           162,879

Property and equipment, at cost
(note 4)                               127,481           139,949
Less accumulated depreciation         (102,253)         (118,324)
                                        25,228            21,625

Patents, net                            20,617            14,477

                                   $ 1,730,996         1,434,869


Liabilities and Stockholders' Equity


Current liabilities:
        Accounts payable:
              Trade                  $  24,762             3,036
              Related party (note 5)     4,950             6,293
        Accrued liabilities:
              Vacation                  31,002            35,027
              Payroll and commissions    8,271             8,540
              Payroll and other taxes    1,500             1,682
        Advance billings                38,420                -

          Total current liabilities    108,905            54,578

Stockholders' equity (note 6):
        Common stock, no par value.
        Authorized 5,000,000 shares;
        issued and outstanding
        1,837,224 shares             1,617,617         1,617,617
        Additional paid-in capital          40                40
        Retained earnings
        (accumulated deficit)            4,434          (237,366)

        Total stockholders' equity   1,622,091         1,380,291

Commitments (note 5)


                                   $ 1,730,996         1,434,869


See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Operations

52 weeks Ended December 28, 1996 and December 27, 1997

                                       1996               1997

Sales (note 7)                       $ 797,144          587,874
Cost of sales                          632,901          584,210

               Gross profit            164,243            3,664

Research and development expenses      196,209           49,353
Selling, general and
  administrative expenses              250,526          267,253

           Operating loss             (282,492)        (312,942)

Interest and miscellaneous income       51,692           71,142

Loss before income taxes              (230,800)        (241,800)

Income tax benefit (note 8)            (69,000)               -


          Net loss                   $(161,800)        (241,800)


Basic and diluted loss per
common share                         $    (.09)            (.13)

See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Stockholders' Equity

52 Weeks Ended December 28, 1996 and December 27, 1997



                                                     Retained
                                        Additional   earnings      Total
                     Common Stock         paid in  (accumulated  stockholder's
                  Shares       Amount     capital    deficit)      equity
Balance at
Dec. 31, 1995    1,837,224    $ 1,617,617     40     166,234      1,783,891

Net loss             -             -           -    (161,800)      (161,800

Balance at
Dec. 28, 1996    1,837,224    $ 1,617,617     40       4,434      1,622,091

Net loss             -             -           -    (241,800)      (241,800)

Balance at
Dec. 27, 1997    1,837,224    $ 1,617,617     40    (237,366)     1,380,291

See accompanying notes to financial statements.



XEDAR CORPORATION

Statements of Cash Flows

52 Weeks Ended December 28, 1996 and December 27, 1997

                                                  1996         1997

Net loss                                       $(161,800)    (241,800)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
    Depreciation of property and equipment        17,172       16,071
    Amortization of patents                        1,289          526
    Loss on write-off of patents                       -        7,360
Changes in operating assets and liabilities:
         Trade accounts receivable              (103,761)     248,481
         Interest receivable                      (7,078)       3,078
         Note receivable                               -      (95,000)
         Inventories                             229,158       21,426
         Prepaid expenses                           (932)        (164)
         Refundable income taxes                 (78,037)      74,831
         Accounts payable                        (12,470)     (20,383)
         Accrued liabilities                      (7,379)       4,476
         Advance billings                         38,420      (38,420)
         Income taxes payable                    (15,961)           -

    Net cash used by operating
    activities                                  (101,379)     (19,518)

Cash flows used in investing activities:
        Capital expenditures                     (4,523)      (12,468)
        Patent expenditures                      (1,425)       (1,746)
        Long-term receivable - related party      8,328         7,750

Net cash provided (used)
by investing activities                           2,380        (6,464)

Net decrease in cash and cash
equivalents                                     (98,999)       (25,982)

Cash and cash equivalents
at beginning of year                         1,209,296      1,110,297

Cash and cash equivalents at end of year    $1,110,297      1,084,315

Supplemental disclosure of cash
flow information - cash paid
during the year for income taxes            $   24,998              -


See accompanying notes to financial statements.



XEDAR CORPORATION

Notes to Financial Statements

December 28, 1996 and December 27, 1997


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

The Company's product lines include commercial products, design and development contracts, and single customer production programs. Sales for each of these product lines as a percentage of total sales were 4%, 74% and 22%, respectively, during 1996, and 5%, 93% and 2%, respectively, during 1997.

The Company's customers are located primarily in the United States.

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

(c)     Cash and Cash Equivalents

Cash and cash equivalents of $844,463 and $742,565 at December 28, 1996 and December 27, 1997, respectively, consist of treasury bills.
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d)     Note Receivable

The note receivable is recorded at carrying cost of the account receivable when it was converted to a note. The note bears interest at 6 percent and is due in $25,000 monthly installments, including interest.

(e)     Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Work in process and finished goods inventories include charges for direct material, direct labor, and manufacturing overhead applied in relation to direct labor and direct material.

(f)     Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

(g)     Patents

Costs incurred in obtaining patents are capitalized and amortized on a straight-line basis over the life of the patent which is estimated at 17 years. During 1997, patents with a book value of $7,360 were denied by the U.S. Patent Office and were written off.

(h)     Research and Development Expenses

Research and development expenses are charged to operations as incurred.

(i)     Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards No. 109 (SFAS) 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)     Loss Per Common Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 provides guidance for the computation of basic and diluted earnings (loss) per share. For the 52 weeks ended December 28, 1996 and December 27, 1997, basic and diluted loss per common share were computed by dividing the net loss by the weighted average number of shares outstanding of 1,837,224. No options or warrants with a dilutive effect were outstanding during the 52 weeks ended December 28, 1996 or December 27, 1997.

(k)     Certain Significant Risks and Uncertainties

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

(l)     Impairment of Long-Lived Assets and Long-Lived Assets to
        Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


(m)     Fiscal Year

The Company's fiscal year is a 52/53 week year ending on the last
Saturday of December.


 (2)    Inventories

Inventories consist                  December 28,       December 27,
of the following:                       1996                1997

Raw materials                        $  8,261              6,714
Work in process                        45,768             25,889

                      Total          $ 54,029             32,603

Work in process is presented net of an allowance for obsolete and excess components of $42,480 in 1996 and $41,410 in 1997.

(3)     Long-Term Receivable From Related Party

During 1985, the Board of Directors approved the purchase of a split-dollar life insurance plan for the Company's president.
Through December 31, 1992, the annual premiums were paid by the Company. For years subsequent to 1992, the premiums have been or are expected to be paid out of the earnings of the plan.
The plan provides a $750,000 death benefit plus a cash surrender value. The Company is named beneficiary for $250,000 of the death benefit and does not share in cash surrender value increases.
Amounts paid by the Company on behalf of the Company's president, prior to 1992, are considered advances to the president and are repayable without interest. The advances are secured by the policy benefits, including the cash surrender value, which exceeds the carrying value of the long-term receivable at December 27, 1997.

(4)     Property and Equipment

Cost of major classes of property and equipment is as follows:


                              Estimated      December 28,   December 27,
                             useful lives       1996            1997

Office furniture and
equipment                   5 to 10 years    $ 10,156         10,156
Production, laboratory and
other equipment             3 to 10 years     117,325        129,793

                        Total                $127,481        139,949

Depreciation expense was $17,172 and $16,071 in 1996 and 1997, respectively.

(5)     Related Party Transactions

During 1978, the Company entered into a lease agreement for facilities with a partnership in which the Company's president and secretary are partners. The Company has periodically renewed and amended this lease and is committed to a three-year term which began
September 15, 1996. On each anniversary date, the lease payments are adjusted for the percentage increase in the consumer price index. As of December 27, 1997, the monthly rental was $4,050. Unpaid rents were $3,950 and $4,050 at December 28, 1996 and December 27, 1997, respectively.

The Company's rental expense for this lease was $46,528 for 1996 and $49,690 for 1997. The Company's minimum lease commitment, without adjustments for increases in the consumer price index, is $48,600 for 1998 and $36,450 for 1999.

The Company has employed a member of the Board of Directors to perform financial and accounting consulting services.
Total fees paid to this related party were $2,450 and $3,325 in 1996 and 1997, respectively.

(6)     Stockholders' Equity

In June 1994, the stockholders approved a nonqualified stock option plan for the Company's Board of Directors and reserved 50,000 shares for issuance under the plan. No options have been granted under this plan.

Under the terms of the Company's Incentive Stock Option plan
(ISO), the Board of Directors has reserved 200,000 shares for grant, of which 160,000 shares remain available for grant.
There were no stock options issued or exercised during 1996 or 1997. At December 28, 1996 and December 27, 1997 the Company has no outstanding stock options.

 (7)    Significant Customers

Significant customers have accounted for sales as follows:



                                            1996          1997

       Customer A                             28%          34%
       Customer B                             17%           8%
       Customer C                              -           34%


 (8)    Income Taxes

Income tax benefit consists of the following:


                                              1996          1997
Current:
  Federal                                  $ (62,000)         -
  State                                       (7,000)         -

                                             (69,000)         -

Deferred:
  Federal                                          -          -
  State                                            -          -

                                           $ (69,000)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

                                            1996             1997

Computed "expected" tax benefit            $(78,472)         (82,212)
Expenses not deductible
for income tax purposes                       2,200            2,320
State taxes, net of federal impact           (4,600)          (6,490)
Change in the valuation allowance
for deferred tax assets                      10,400           90,600
Phase in of graduated income tax rate            -            (4,100)
Other, net                                   1,472              (118)

         Income tax benefit                $(69,000)               -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                           December 28,  December 27,
                                              1996           1997

Deferred tax assets:
   Accounts receivable, due
to allowance for doubtful accounts         $ 13,100             900
   Compensated absences, due
to accrual for financial statement
purposes                                     11,800          13,300
Net operating loss carry forwards                 -          90.600

Total gross deferred tax assets              24,900         104,800

Less valuation allowance                    (21,200)        (99,600)

Net deferred tax assets                       3,700           5,200

Total deferred tax liabilities -
plant and equipment, due to
differences in basis and
depreciation                                (3,700)          (5,200)

Net deferred income taxes                  $     -                -

The valuation allowance for the gross deferred tax assets has been provided to recognize no net deferred tax assets. Primarily due to the Company's losses in 1996 and 1997, management believes that deferred tax assets are not more likely than not recoverable.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding the directors and executive officers of the Registrant is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the annual meeting of stockholders at which directors are to be elected, hereinafter referred to as "the Company's definitive proxy statement."

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

PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1.      Financial Statements

        Independent Auditors' Report
        Balance Sheets - December 28, 1996 and December 27, 1997
        Statements of Operations - 52 weeks ended December 28, 1996 and December 27, 1997
        Statements of Stockholders' Equity - 52 weeks ended
        December 28, 1996 and December 27, 1997
        Statements of Cash Flows - 52 weeks ended December 28, 1996 and December 27, 1997
        Notes to Financial Statements

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


        Date: March 20, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                 Date
                        President, Treasurer,
                        Chief Executive and
Hans R. Bucher          Financial Officer and     March 20, 1998
___________________     Director                  __________________
Hans R. Bucher


Michael J. O'Connell    Director                  March 20, 1998
____________________                              __________________
Michael J. O'Connell


Gary A. Agron           Director                  March 20, 1998
____________________                              __________________
Gary A. Agron


Marlis Bucher           Secretary                 March 20, 1998
____________________                              __________________
Marlis Bucher