Form 10QSB
period 1998-03-28
XEDAR CORP
filed 1998-05-11
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


May 12, 1998

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President




                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended   March 28, 1998
                                    _________________________________


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