Form 10QSB
period 1998-03-28
XEDAR CORP
filed 1998-05-13
CIK 108770

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of May 12, 1998.

Transitional Small Business Disclosure Format (check one):

                           Yes               No   X
                              ------           ------




                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  March 28, 1998                                  1

               Condensed Statements of Operations, Three
                  Months ended March 29, l997 and March 28,
                  1998                                            2

               Condensed Statements of Cash Flows - Three
                  Months Ended March 29, 1997 and March 28,
                  1998                                            3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8




                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                            March 28, 1998
                              (Unaudited)


ASSETS

Current assets
  Cash and cash equivalents                             $1,017,895
  Trade acccounts receivable, net                           17,998
  Note receivable                                           24,216
  Inventories                                               33,331
  Prepaid expenses                                           3,051

        Total current assets                             1,096,491

Long term receivable from related party                    158,742

Property and equipment, at cost                            170,723
  Less accumulated depreciation                            152,128
                                                            18,595

Patents, net                                                14,476

                                                        $1,288,304
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                                $    2,783
  Accounts payable-related party                             4,050
Accrued liabilities
    Vacation                                                35,822
    Payroll and commissions                                 13,728
    Payroll and other taxes                                  3,386

        Total current liabilities                           59,769

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid-in capital                                    40
  Accumulated deficit                                     (389,122)

        Total stockholders' equity                       1,228,535

                                                        $1,288,304
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                        Three Months Ended
                                        March 29 and March 28

                                        1997             1998

Sales                                 $ 85,901          $  5,940
Cost of sales                           91,315            56,369

Gross profit (loss)                     (5,414)          (50,429)

Research and development costs             -              42,063
Selling, general and
  administrative expenses               85,901            68,963
                                        85,901           111,026

Operating loss                         (91,315)         (161,455)

Other income                            17,524             9,699

Loss before income
  taxes                                (73,791)         (151,756)

Provision for income tax
  expense (benefit)                    (14,200)             -

Net loss                              $(59,591)        $(151,756)
                                      =========        ==========
Weighted average shares
  outstanding                        1,837,224         1,837,224


Basic and diluted loss per
  common share                       $(  .03)          $ ( .08)
                                     ========          ========




The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS

                                       Three Months Ended
                                       March 29 and March 28

                                        1997           1998

Net loss                              $( 59,591)     $(151,756)
Adjustments to reconcile
   net loss to net cash provided
   (used) by operating activities
Depreciation of property and
   equipment                              3,813          3,030
(Increase) decrease in assets:
   Trade accounts receivable            243,050       (  5,303)
   Note receivable                          -           70,784
   Interest receivable                  ( 4,972)         4,000
   Inventories                          (33,136)      (    728)
   Prepaid income taxes                 (14,200)           -
   Refundable income taxes                 -             3,206
   Prepaid expenses                         971          1,019
Increase (decrease) in liabilities:
   Accounts payable-trade                 4,629           (253)
   Accounts payable-related party       ( 1,000)      (  2,243)
   Accrued vacation                       5,346            795
   Accrued payroll                        8,671          5,188
   Payroll and other taxes                1,037          1,704
   Advance billings                     (13,420)           -

   Net cash provided (used) by          141,198        (70,557)
       operating activities           ---------      ----------

Cash flows provided by investing activities
   Capital expenditures                  (7,002)          -
   Patents                                6,282           -
   Long term receivable-related party     3,861         4,137
                                      ---------     -----------
Net cash provided by investing
   activities                             3,141         4,137

Net increase (decrease) in cash
   and cash equivalents                 144,339       ( 66,420)

Cash and cash equivalents at
   beginning of three month period    1,110,297      1,084,315
                                      ----------     ---------
Cash and cash equivalents at
   end of three month period         $1,254,636     $1,017,895
                                     ==========     ==========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 28, 1998
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 28, 1998 and the results of operations for the three month periods ended March 28, 1998 and March 29, 1997. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 27, 1997, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At March 28, 1998 inventories consisted of:

               Raw materials                           $   7,436
               Work in process                            25,895
               Finished goods                               -
                                                       ---------
                 Total                                 $  33,331
                                                       =========

NOTE 3: BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were computed by dividing the net loss by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the three month periods ended March 28, 1998 and March 29, 1997.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first quarter 1997 and 1998 were:

                                             (Amounts in $000)
                                                           Increase
                                          1997     1998   (Decrease)
Commercial products                       $ 22     $ -     $( 22)
Design and development contracts            57        6     ( 51)
Single customer production programs          7       -      (  7)
                                          ----     ----     -----
                              Totals      $ 86     $  6    $( 80)
                                          ====     ====    ======
Xedar product sales decreased by $22,000 in the first quarter of 1998 as compared to 1997. The sales potential for the tube-based infrared cameras is non-existent and the Company no longer offers this product. At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $51,000. The Company is pursuing several contract opportunities with various potential customers, but to date has not been able to turn these opportunities into contracts. This situation is reflected in the lack of sales of design and development contracts and single customer production programs.

The gross profit for the first quarter 1998 was negative due to reduced sales volume and underabsorption of overhead costs.

Research and Development

A total of $42,000 were expended during the first quarter 1998. These funds were primarily used to evaluate high speed amplifiers for various applications and to develop camera control software.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $17,000 in the first quarter 1998 as compared to the first quarter of 1997. This decrease is primarily due to lower marketing and administrative wages.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At March 28, 1998 the Company's working capital was $1,037,000.

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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       May 12, 1998                   Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)