Form 10QSB
period 1998-05-28
XEDAR CORP
filed 1998-08-12
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


August 12, 1998

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President







                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended     June 27, 1998
                                    _________________________________


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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of August 12, 1998.

Transitional Small Business Disclosure Format (check one):

                           Yes            No
                                              X
                               -----         -----






                              XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheet,
                  June 27, 1998                                   1

               Condensed Statements of Operations, Six
                  Months and three months ended June 27, 1998     2
                      and June 28, 1997

               Condensed Statements of Cash Flows - Six
                  Months and three months ended June 27, 1998     3
                      and June 28, 1997

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8




















                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEET
                             June 27, 1998
                              (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents                             $  926,204
  Trade accounts receivable, net                            48,878
  Interest receivable                                        3,000
  Inventories                                               32,325
  Prepaid expenses                                           1,743

        Total current assets                             1,012,150

Long term receivable                                       157,336

Property and equipment, at cost                            172,081
  Less accumulated depreciation                            141,070
                                                            31,011

Patents, net                                                14,476

                                                        $1,214,973
                                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                                $   24,600
  Accounts payable-related party                             4,048
Accrued liabilities
  Vacation                                                  35,892
  Payroll and commissions                                    6,872
  Payroll and other taxes                                    2,629
                                                        -----------
        Total current liabilities                           74,041

Stockholders' equity
  Common stock                                           1,617,617
  Additional paid-in capital                                    40
  Accumulated deficit                                     (476,725)

        Total stockholders' equity                       1,140,932

                                                        $1,214,973
                                                        ==========
The accompanying notes are an integral part of these condensed financial statements.
                                  -1-


                            XEDAR CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                 Six Months Ended  Three Months Ended
                                 ----------------  -------------------
                               June 28 and June 27 June 28 and June 27
                                 1997      1998    1997        1998

Sales                          $227,854 $ 37,200  $141,953 $ 31,260
Cost of sales                   214,267  132,708   122,952   76,339

Gross profit (loss)              13,587  (95,508)   19,001  (45,079)

Research and development costs    1,638   63,463     1,638   21,400
Selling, general and
  administrative expenses       145,468  106,416    59,567   37,453
                                147,106  169,879    61,205   58,853

Operating loss                 (133,519)(265,387)  (42,204)(103,932)

Other income                     21,478   26,028     3,954   16,329

Loss before income
  taxes                        (112,041) (239,359) (38,250) (87,603)

Provision for income tax
  expense (benefit)             (31,000)     -     (16,800)      -
                               ---------  --------  -------- --------
Net loss                      $(81,041) $(239,359) $(21,450) $(87,603)
                              ========= ========== ========= =========
Weighted average shares
  outstanding                 1,837,224 1,837,224 1,837,224 1,837,224


Basic and diluted loss per
  common share                $( .04)   $( .13)    $( .01)   $( .05)
                              =======   =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.


                                  -2-






                           XEDAR CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                Six Months Ended    Three Months Ended
                               June 28 and June 27 June 28 and June 27
                               ------------------- -------------------
                                 1997        1998   1997       1998
                               -------------------  ------------------
Net Loss                        $(81,041)$(239,359) $( 21,450)$(87,603)
Adjustments to reconcile net loss
   to net cash used by operating
     activities
Depreciation of property and
   equipment                       7,899     6,060      4,086    3,030
(Increase) decrease in assets
   Trade accounts receivable     180,536  ( 36,183)  ( 62,514) (30,880)
   Note receivable                 -        95,000       -      24,216
   Interest receivable          (  2,122)    1,000      2,850  ( 3,000)
   Inventories                  (126,503)      278   ( 93,367)   1,006
   Prepaid income taxes         ( 31,000)     -      ( 16,800)     -
   Refundable income taxes         -         3,206       -         -
   Prepaid expenses                2,166     2,326      1,195    1,307
Increase (decrease) in liabilities
   Accounts payable-trade         12,218    21,562      7,589   21,815
   Accounts payable-related party( 1,000) (  2,243)      -         -
   Accrued vacation                5,159       865   (    187)      70
   Accrued payroll                   225  (  1,668)  (  8,446) ( 6,856)
   Payroll and other taxes           851       947   (    186) (   757)
   Advance billings             ( 38,420)     -      ( 25,000)     -
                                --------- ---------  --------- --------
   Net cash used by operating   ( 71,032) (148,209)  (212,230) (77,652)
     activities                 --------- ---------  --------- --------

Cash flows used by investing
   activities
   Capital expenditures         ( 12,468) (15,446)   (  5,465) (15,446)
   Patents                         6,283      -          -         -
   Long term receivable-related
     party                         5,157    5,544       1,296    1,407
                                --------- --------   --------- --------
Net cash used by investing
   activities                   (  1,028) ( 9,902)   (  4,169) (14,039)

Net decrease in cash and cash
   equivalents                  ( 72,060)(158,111)   (216,399) (91,691)

Cash and cash equivalents at
   beginning of period          1,110,297 1,084,315       -        -
                                --------- ---------- --------- --------
Cash and cash equivalents at
   end of period               $1,038,237 $ 926,204 $(216,399) $(91,691)
                               ========== ========= ========== =========
The accompanying notes are an integral part of these condensed financial statements.

                               -3-
                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 27, 1998
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 27, 1998 and the results of operations for the six months and three months ended June 27, 1998 and June 28, 1997. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 27, 1997, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At June 27, 1998 inventories consisted of:

               Raw materials                           $   7,436
               Work in process                            24,889
                                                       ----------
                                   TOTAL               $  32,325
                                                       ==========

NOTE 3:  BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were computed by dividing the net loss by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the six month periods ended June 27, 1998 and June 28, 1997.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first six months and three months ended for 1997 and 1998 were:
                                     (Amounts in $000)
                      Six Months Ended        Three Months Ended
                      June 28 June 27 Increase June 28 June 27 Increase
                       1997     1998 (Decrease) 1997    1998  (Decrease)
Commercial products    $  24    $  1  $( 23)   $   2   $   -   $(  2)
Design and development
  contracts              192      36   (156)     135      31    (104)
Single customer
  production programs     12       -   ( 12)       5       -    (  5)
                       -----    ----  ------   -----   -----   ------
                Totals $ 228    $ 37  $(191)   $ 142   $  31   $(111)
                       =====    ====  ======   =====   =====   ======
Xedar product sales decreased by $23,000 in the six months and three months ended June 1998 and June 1997. The sales potential for the tube-based infrared cameras is non-existent and the Company no longer offers this product. At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $156,000. The Company is pursuing several contract opportunities with various potential customers, but to date has not been able to turn these opportunities into contracts. Only one small consulting contract has been obtained. This situation is reflected in the lack of sales of design and development contracts and single customer production programs.

The gross profit for the second quarter 1998 was negative due to reduced sales volume and underabsorption of overhead costs.

Research and Development
A total of $21,000 was expended during the second quarter 1998 or $63,000 for the six months ended June 27, 1998. These funds were primarily used to evaluate high speed amplifies for various applications and to develop camera control software.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $22,000 in the second quarter 1998 as compared to the second quarter of 1997 and $39,000 for the six months ended June 27, 1998 compared to the six months ended June 28, 1997.
This decrease is primarily due to lower marketing and administrative wages.

                            XEDAR CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves.
At June 27, 1998 the Company's working capital was $938,000.


The Company's liquidity position is necessary for anticipated production financing, the expansion of the CCD camera manufacturing capability and future in house research and development, to develop new product lines and to develop new products for the commercial, scientific and medical imaging market.

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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       August 12, 1998                  Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)

[TYPE]                             EX-27
[DESCRIPTION]           art.5 FDS For 1st Quarter 10-Q
[ARTICLE]                            5
[MULTIPLIER]                         1

[PERIOD-TYPE]                      6-MOS
[FISCAL-YEAR-END]               DEC-26-1998
[PERIOD-START]                  DEC-28-1997
[PERIOD-END]                    JUN-27-1998
[CASH]                                                926204
[SECURITIES]                                               0
[RECEIVABLES]                                          51878
[ALLOWANCES]                                            1743
[INVENTORY]                                            32325
[CURRENT-ASSETS]                                     1012150
<PP+E>                                                172081
[DEPRECIATION]                                        141070
[TOTAL-ASSETS]                                       1214973
<Current Liabilities>                                  74041
[BONDS]                                                    0
[PREFERRED-MANDATORY]                                      0
[PREFERRED]                                               40
[COMMON]                                             1617617
[OTHER-SE]                                                 0
[TOTAL-LIABILITY-AND-EQUITY]                         1140932
[SALES]                                                37200
[TOTAL-REVENUES]                                       37200
[CGS]                                                 132708
[TOTAL-COSTS]                                         132708
<Other Expenses>                                      169879
[LOSS-PROVISION]                                           0
[INTEREST-EXPENSE]                                         0
[INCOME-PRETAX]                                       239359
[INCOME-TAX]                                               0
[INCOME-CONTINUING]                                   239359
[DISCONTINUED]                                             0
[EXTRAORDINARY]                                            0
<Charges>                                                  0
[NET-INCOME]                                          239359
[EPS-PRIMARY]                                            .13
[EPS-DILUTED]                                            .13