Form 10QSB
period 1998-09-26
XEDAR CORP
filed 1998-11-09
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


November 10, 1998

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President








                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended     September 26, 1998
                                    _________________________________


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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of November 10, 1998.

Transitional Small Business Disclosure Format (check one):

                           Yes            No
                                              X
                               -----         -----






                              XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheets,
                  September 26, 1998 and December 27, 1997        1

               Condensed Statements of Operations, Nine
                  Months and three months ended September 26,     2
                     1998 and September 27, 1997

               Condensed Statements of Cash Flows - Nine
                  Months and three months ended September 26,     3
                     1998 and September 27, 1997

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8






                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEETS
                September 26, 1998 and December 27, 1997
                              (Unaudited)

ASSETS
                                           1997              1998
Current assets
  Cash and cash equivalents              $1,084,315     $  874,213
  Trade accounts receivable, net             12,695         16,023
  Note receivable                            95,000
  Interest receivable                         4,000
  Inventories                                32,603         32,869
  Prepaid expenses                            4,069            435
  Refundable income taxes                     3,206

        Total current assets              1,235,888        923,540

Long term receivable                        162,879        155,928

Property and equipment, at cost             139,949        172,081
  Less accumulated depreciation             118,324        145,387
                                             21,625         26,694

Patents, net                                 14,477         14,476

                                         $1,434,869     $1,120,638
                                         ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                 $    3,036     $    4,507
  Accounts payable-related party              6,293          4,048
Accrued liabilities
  Vacation                                   35,027         35,269
  Payroll and commissions                     8,540         13,744
  Payroll and other taxes                     1,682          2,387
  Unearned Revenue                                           5,584
                                         ----------     -----------
        Total current liabilities        $   54,578     $   65,539

Stockholders' equity
  Common stock                            1,617,617      1,617,617
  Additional paid-in capital                     40             40
  Accumulated deficit                      (237,366)      (562,558)

        Total stockholders' equity        1,380,291      1,055,099

                                         $1,434,869     $1,120,638
                                         ==========     ==========
The accompanying notes are an integral part of these condensed financial statements.
                                  -1-


                            XEDAR CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Nine Months Ended  Three Months Ended
                                September 27, 1997  September 27, 1997
                                September 26, 1998  September 26, 1998
                                -----------------  -------------------
                                 1997      1998     1997        1998

Sales                          $509,223 $ 70,380   $281,369 $ 33,180
Cost of sales                   434,649  202,016    220,382   69,308

Gross profit (loss)              74,574 (131,636)   60,987  (36,128)

Research and development costs   19,760   85,784    18,122   22,321
Selling, general and
  administrative expenses       202,817  141,430    57,349   35,014
                                222,577  227,214    75,471   57,335

Operating loss                 (148,003)(358,850)  (14,484) (93,463)

Other income                     38,448   33,658    16,970    7,630

Income (loss) before income
  taxes                        (109,555) (325,192)   2,486  (85,833)

Provision for income tax
  expense (benefit)             (59,936)           (28,936)

Net income (loss)             $ (49,619)$(325,192)$ 31,422 $(85,833)
                                ======== ========= ======== ========
Weighted average shares
  outstanding                 1,837,224 1,837,224 1,837,224 1,837,224


Basic and diluted income
  (loss) per common share     $( .03)   $( .18)    $  .02    $( .05)
                              =======   =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.


                                  -2-






                           XEDAR CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                               Nine Months Ended    Three Months Ended
                               September 27 and     September 27 and
                               September 26         September 26
                               -------------------  ------------------
                                 1997        1998    1997      1998
                               -------------------  ------------------
Net Income (loss)               $(49,619)$(325,192) $  31,422 $(85,833)
Adjustments to reconcile net income
   (loss) to net cash used
   by operating activities
Depreciation of property and
   equipment                      11,985    10,377      4,086    4,317
(Increase) decrease in assets
   Trade accounts receivable      12,625  (  3,328)  (167,911)  32,855
   Note receivable                 -        95,000       -        -
   Interest receivable          (    922)    4,000      1,200    3,000
   Inventories                  ( 51,223) (    266)    75,280  (   544)
   Prepaid income taxes         ( 43,000)    3,206   ( 12,000)     -
   Refundable income taxes        74,831      -        74,831      -
   Prepaid expenses                3,473     3,634      1,307    1,308
Increase (decrease) in liabilities
   Accounts payable-trade       ( 23,422)    1,471   ( 35,640)( 20,091)
   Accounts payable-related party( 1,000) (  2,245)      -    (      2)
   Accrued vacation                4,883       242   (    276)(    623)
   Accrued payroll                 8,632     5,204      8,407    6,872
   Payroll and other taxes      (    268)      705   (  1,119) (   242)
   Advance billings             ( 38,420)    5,585       -       5,585
                                --------- ---------  --------- --------
   Net cash used by operating   ( 91,445) (201,607)  ( 20,413) (53,398)
     activities                 --------- ---------  --------- --------
Cash flows provided (used) by
   investing activities
   Capital expenditures         ( 12,468) (15,446)       -         -
   Patents                         5,182      -      (  1,101)     -
   Long term receivable-related
     party                         6,453    6,951       1,296    1,407
                               --------- --------   --------- --------
Net cash provided (used) by
   investing activities         (    833) ( 8,495)        195    1,407

Net decrease in cash and cash
   equivalents                  ( 92,278)(210,102)   ( 20,218) (51,991)

Cash and cash equivalents at
   beginning of period          1,110,297 1,084,315       -        -
                                --------- ---------- --------- --------
Cash and cash equivalents at
   end of period               $1,018,019 $ 874,213 $( 20,218) $(51,991)
                               ========== ========= ========== =========
The accompanying notes are an integral part of these condensed financial statements.
                                 -3-

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 26, 1998
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 26, 1998 and the results of operations for the nine months and three months ended September 26, 1998 and September 27, 1997. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 27, 1997, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At September 26, 1998 inventories consisted of:

               Raw materials                           $   7,436
               Work in process                            25,433
                                                       ----------
                                   TOTAL               $  32,869
                                                       ==========

NOTE 3:  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share amounts were computed by dividing the net income (loss) by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the nine month and three month periods ended September 26, 1998 and September 27, 1997.





                                  -4-





                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit

Sales by product line for the first nine months and three months ended for 1997 and 1998 were:
                                     (Amounts in $000)
                     Nine Months Ended        Three Months Ended
                    Sept.27 Sept.26  Increase Sept.27 Sept.26 Increase
                       1997     1998 (Decrease) 1997    1998  (Decrease)
Commercial products    $  30    $  2  $( 28)   $   -   $   1   $   1
Design and development
  contracts              468      68   (400)     276      32    (244)
Single customer
  production programs     11       -   ( 11)       5       -    (  5)
                       -----    ----  ------   -----   -----   ------
                Totals $ 509    $ 70  $(439)   $ 281   $  33   $(248)
                       =====    ====  ======   =====   =====   ======
Xedar product sales decreased by $28,000 in the nine months ended September 1998 as compared to the nine months ended September 1997. The sales potential for the tube-based infrared cameras is non-existent and the Company no longer offers this product. At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $400,000 in the nine months ended September 1998 as compared to the nine months ended September 1997. The Company is pursuing several contract opportunities with various potential customers, but to date has not been able to turn these opportunities into contracts. Only one small consulting contract has been obtained. This situation is reflected in the lack of sales of design and development contracts and single customer production programs.

The gross profit for the third quarter 1998 was negative due to reduced sales volume and overhead costs being spread over a smaller sales base.

Research and Development
A total of $22,000 was expended during the third quarter 1998 or $86,000 for the nine months ended September 26, 1998. These funds were primarily used to evaluate high speed amplifiers for various applications and to develop camera control software.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $22,000 in the third quarter 1998 as compared to the third quarter of 1997 and $61,000 for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997. This decrease is primarily due to lower marketing and administrative wages.
                                  -5-


                            XEDAR CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves.
At September 26, 1998 the Company's working capital was $858,000.


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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       November 10, 1998                Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)