Form 10KSB
period 1998-12-26
XEDAR CORP
filed 1999-03-26
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301

March 26, 1999

Securities and Exchange Commission
Washington, D.C. 20549

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form
10KSB.
The filing fee of $250.00 has been remitted by wire to the Mellon Bank for our CIK account.

Sincerely,

Hans R. Bucher

Hans R. Bucher
President



U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSB
(Mark One):
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
    December 26, 1998

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

Registrant's telephone number incl. Area code:(303) 443-6441

Securities registered pursuant to Section 12(b) of the Act:  None
Title of each class   Name of each exchange on which registered
                                None


Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of class)


(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes X  No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB. [   ]

The the aggregate market value of the voting stock held by non-affiliates of the registrant: $328,686 at December 26, 1998.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,837,224 common shares as of February 28, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the annual meeting of stockholders and the Articles of Incorporation and Bylaws of the Company are herein incorporated by reference in Part III and IV of the Form 10-KSB.


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

General Production Programs and Products

The major portion of the Company's business includes the design, development and production of CCD-Cameras for OEM customers.
These programs are in response to customer requirements and the OEM-Production quantities can range from a few cameras per year to several hundred per year per customer.

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


Competition

The Company has experienced and will continue to experience competitive pressure in all phases of its business. Potential competitors are numerous, have substantially more technical resources, and possess financial, marketing and other resources superior to those available to the Company.

In connection with the design of electro-optical equipment, numerous national and multi-national electronic and aerospace companies maintain in-house capabilities to compete with the Company on a project basis. The companies include Martin Marietta, Ball Corporation, Loral and Philips. In addition, there are at least a dozen smaller specialty firms who may compete with the Company on a contract/bid basis. Although the Company's small size is often a disadwantage when bidding on substantial projects, there is no objective manner (price, warranty, services, etc.) to differentiate the Company's design and development capabilities from those of its competitors.

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

For the fiscal years ended December 27, 1997 and December 26, 1998, the Company expended $49,353 and $102,730 respectively, upon Company-sponsored research and development. The Company offers research and development services on a fee basis for its customers' products. No revenue associated with such services was earned in 1997 or 1998.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

Employees

As of December 26, 1998, the Company employed six persons, including its president/treasurer, one engineer, two technicians and two administrative personnel, full time.

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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded in the over-the-counter market. The price ranges* (in fractions of one dollar) of the bid quotations of the Company's common stock during its last two fiscal years, as provided to the Company by local stock brokerage firms, are set forth below:
                                    1997             1998
     Quarter ended:             High    Low      High    Low
      March 29/March 28        $ 1 1/8   1/2      2/3     1/3
      June 28/June 27             1      1/8      2/3     1/3
      September 27/September 26   2/3    1/3     5/16    3/16
      December 27/December 26     2/3    1/3     5/16    3/16

* The quotations set forth herein are representative of inter-dealer prices. Inter-dealer markets change throughout the day and do not include markup, markdown, or commissions.

(b) As of December 26, 1998, there were approximately 150 record holders of the Company's common stock.

(c) The Company has not paid any cash dividends to date.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Gross Profits

During the past fifteen years, the Company had three basic sources of revenue: commercial products, design and development contracts, and single customer production programs.

Sales by product lines for 1997 and 1998 were (in thousands):
                                             1997             1998

Commercial Products                         $  30                4
Design and Development Contracts              546              120
Single Customer Production Programs            12               15

                                            $ 588              139
                                            =====             ====

Xedar product sales of $4,000 were 3% of sales in 1998 representing a decrease of $26,000 as compared to 1997. The marketing effort for this product has been reduced since the sales potential for tube based infrared cameras is insignificant.


Design and development contract sales decreased by $426,000 and amounted to approximately 86% of sales in 1998 in comparison to 93% during 1997. This decrease is primarily due to lower levels of work on existing engineering contracts and no new contracts.

Single customer production program sales increased in 1998 and amounted to approximately 11% of 1998 sales in comparison to 2% in 1997.

The gross profit (loss) for 1998 was (114)% as compared to 1% in 1997 due to reduced sales volume and lower absorption of overhead.

Research and Development

A total of $102,730 was expended during 1998, representing approximately 74% of sales, compared to $49,353 expended in 1997.
The 1998 funds were primarily used for the development of a high-resolution CCD camera and continued development of flatfielding hardware that removes defects from digital images. The 1997 funds were primarily used to evaluate high-speed amplifiers for various applications and the CCDs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 1998 amounted to $178,726 as compared to $267,253 in 1997. These expenses decreased by $88,527 in 1998 primarily as a result of the termination of the marketing director and a decrease in support costs.

Interest and Miscellaneous Income

Interest and miscellaneous income was $102,400 for 1998 and $71,142 for 1997 primarily representing interest earned on short-term cash investments and an income tax refund received in 1998.

Liquidity and Capital Resources

In recent years, the Company has financed its activities from cash reserves and operations. No bank financing has been used since 1982. As noted in the statements of cash flows, cash and cash equivalents decreased from 1997 to 1998. The net cash used by operations in 1998 was $248,782. The cash balance was also reduced by capital expenditures of $15,446.

The Company has working capital of $853,286 and a current ratio of approximately 15 to 1 at December 26, 1998.

The Company's liquidity position is necessary to maintain its ability to conduct in-house research and development enabling it to compete in single customer contracts and to develop a commercial product line in a highly volatile high technology market place.


Year 2000 Issue

The Company has assessed "Year 2000" issues within each of its significant computer systems and applications and concluded that the software being utilized is not date sensitive and adequately recognizes a four-digit year. The Company has not identified any mission critical systems which are not expected to be compliant or cannot be circumvented manually.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact in the Company's operations, liquidity or financial condition. The Company has not expended any money to rectify Year 2000 issues and expects to not incur any such expenses in the future.

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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditors' Report

The Board of Directors and Stockholders
Xedar Corporation:

We have audited the accompanying balance sheets of Xedar Corporation as of December 27, 1997 and December 26, 1998, and the related statements of operations, stockholders' equity, and cash flows for the 52 weeks ended December 27, 1997 and December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 27, 1997 and December 26, 1998, and the results of its operations and its cash flows for the 52 weeks ended December 27, 1997 and December 26, 1998 in conformity with generally accepted accounting principles.


KPMG LLP

Boulder, Colorado
February 12, 1999


XEDAR CORPORATION
Balance Sheets
December 27, 1997 and December 26, 1998


Assets
                                     1997              1998

Current assets:

   Cash and cash equivalents       $ 1,084,315           828,445
        Trade accounts receivable,
        less allowance for doubtful
        accounts of $2,436 in 1997
        and 1998                        12,695            43,826
        Note receivable                 95,000              -
        Interest receivable              4,000             5,000
        Inventories (note 2)            32,603            33,551
        Prepaid expenses                 4,069             4,669
        Refundable income taxes          3,206              -

            Total current assets     1,235,888           915,491

Long-term receivable from
related party (note 3)                 162,879           154,521

Property and equipment, at cost
(note 4)                               139,949           141,307
Less accumulated depreciation         (118,324)         (118,930)
                                        21,625            22,377

Patents, net                            14,477            13,517

                                   $ 1,434,869         1,105,906


Liabilities and Stockholders' Equity


Current liabilities:
        Accounts payable:
              Trade                  $   3,036             9,281
              Related party (note 8)     6,293             4,048
        Accrued liabilities:
              Vacation                  35,027            38,877
              Payroll and commissions    8,540             6,960
              Payroll and other taxes    1,682             3,039

          Total current liabilities     54,578            62,205

Stockholders' equity (note 5):
        Common stock, no par value.
        Authorized 5,000,000 shares;
        issued and outstanding
        1,837,224 shares             1,617,617         1,617,617
        Additional paid-in capital          40                40
        Accumulated deficit           (237,366)         (573,956)

        Total stockholders' equity   1,380,291         1,043,701

Commitments (note 8)


                                   $ 1,434,869         1,105,906


See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Operations

52 Weeks ended December 27, 1997 and December 26, 1998

                                       1997               1998

Sales (note 6)                       $ 587,874          138,686
Cost of sales                          584,210          296,220

          Gross profit (loss)            3,664         (157,534)

Research and development expenses       49,353          102,730
Selling, general and
  administrative expenses              267,253          178,726

           Operating loss             (312,942)        (438,990)

Interest and miscellaneous income       71,142          102,400

           Net loss                  $(241,800)        (336,590)

Basic and diluted loss per
common share                         $    (.13)            (.18)

See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Stockholders' Equity

52 Weeks Ended December 27, 1997 and December 26, 1998



                                                     Retained
                                        Additional   earnings      Total
                     Common Stock         paid in  (accumulated  stockholder's
                  Shares       Amount     capital    deficit)      equity
Balances at
Dec. 28, 1996    1,837,224    $ 1,617,617     40       4,434      1,622,091

Net loss             -             -           -    (241,800)      (241,800)

Balances at
Dec. 27, 1997    1,837,224    $ 1,617,617     40    (237,366)     1,380,291

Net loss             -             -           -    (336,590)      (336,590)

Balances at
Dec. 26, 1998    1,837,224    $ 1,617,617     40    (573,956)     1,043,701

See accompanying notes to financial statements.



XEDAR CORPORATION

Statements of Cash Flows

52 Weeks Ended December 27, 1997 and December 26, 1998

                                                  1997         1998

Net loss                                       $(241,800)    (336,590)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Depreciation of property and equipment        16,071       14,694
    Amortization of patents                          526          960
    Loss on write-off of patents                   7,360         -
Changes in operating assets and liabilities:
         Trade accounts receivable               248,481      (31,131)
         Interest receivable                       3,078       (1,000)
         Note receivable                         (95,000)      95,000
         Inventories                              21,426         (948)
         Prepaid expenses                           (164)        (600)
         Refundable income taxes                  74,831)       3,206
         Accounts payable                        (20,383)       4,000
         Accrued liabilities                       4,476        3,627
         Advance billings                        (38,420)        -

    Net cash used by operating
    activities                                  (19,518)    (248,782)

Cash flows used in investing activities:
        Capital expenditures                    (12,468)      (15,446)
        Patent expenditures                      (1,746)         -
        Long-term receivable - related party      7,750         8,358

    Net cash used by investing
      activities                                 (6,464)       (7,088)

Net decrease in cash and cash
  equivalents                                   (25,982)      (255,870)

Cash and cash equivalents
at beginning of year                         1,110,297      1,084,315

Cash and cash equivalents at end of year    $1,084,315        828,445


See accompanying notes to financial statements.



XEDAR CORPORATION

Notes to Financial Statements

December 27, 1997 and December 26, 1998


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

The Company's product lines include commercial products, design and development contracts, and single customer production programs. Sales for each of these product lines as a percentage of total sales were 5%, 93% and 2%, respectively, during 1997, and 3%, 86% and 11%, respectively, during 1998.

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

(c)     Cash and Cash Equivalents

Cash and cash equivalents of $1,084,315 and $828,445 at December 27, 1997 and December 26, 1998, respectively, consist of demand deposits and certificates of deposit. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d)     Note Receivable

The note receivable of $95,000 at December 27, 1997 was recorded at carrying cost of the account receivable when it was converted to a note. Payment was received in 1998.

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

(j)     Loss Per Common Share

For the 52 weeks ended December 27, 1997 and December 26, 1998, basic and diluted loss per common share were computed by dividing the net loss by the weighted average number of shares outstanding of 1,837,224. No options or warrants with a dilutive effect were outstanding during the 52 weeks ended December 27, 1997 or December 26, 1998.

(k)     Use of Estimates

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


 (2)    Inventories

Inventories consist                  December 27,       December 26,
of the following:                       1997                1998

Raw materials                        $  6,714              4,345
Work in process                        25,889             29,206

                                     $ 32,603             33,551

Work in process is presented net of an allowance for obsolete and excess components of $41,410 in 1997 and 1998.

(3)     Long-Term Receivable From Related Party

During 1985, the Board of Directors approved the purchase of a split-dollar life insurance plan for the Company's president.
Through December 31, 1992, the annual premiums were paid by the Company. For years subsequent to 1992, the premiums have been or are expected to be paid out of the earnings of the plan.
The plan provides a $750,000 death benefit plus a cash surrender value. The Company is named beneficiary for $250,000 of the death benefit and does not share in cash surrender value increases.
Amounts paid by the Company on behalf of the Company's president, prior to 1992, are considered advances to the president and are repayable without interest. The advances are secured by the policy benefits, including the cash surrender value, which exceeds the carrying value of the long-term receivable at December 27, 1997 and December 26, 1998.

(4)     Property and Equipment

The cost of major classes of property and equipment is as follows:


                              Estimated      December 27,   December 26,
                             useful lives       1997            1998

Office furniture and
equipment                   5 to 10 years    $ 10,156         10,156
Production, laboratory and
other equipment             3 to 10 years     129,793        131,151

                        Total                $139,949        141,307

Depreciation expense was $16,071 and $14,694 in 1997 and 1998, respectively.

(5)     Stockholders' Equity

In June 1994, the stockholders approved a nonqualified stock option plan for the Company's Board of Directors and reserved 50,000 shares for issuance under the plan. No options have been granted under this plan.

Under the terms of the Company's Incentive Stock Option plan
(ISO), the Board of Directors has reserved 200,000 shares for grant, of which 160,000 shares remain available for grant.

There were no stock options issued or exercised during 1997 or 1998. At December 27, 1997 and December 26, 1998 the Company has no outstanding stock options.

(6)     Significant Customers

Significant customers have accounted for sales as follows:

                                            1997          1998

       Customer A                            34%            -
       Customer B                             8%           11%
       Customer C                            34%            -
       Customer D                             -            33%
       Customer E                             -            42%

(7)     Income Taxes

The Company recorded no current or deferred income tax benefit in 1997 or 1998. Income tax benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

                                              1997          1998
Computed "expected" tax benefit            $ (82,212)      (114,441)
Expenses not deductible for income
  tax purposes                                 2,320          2,292
State taxes, net of federal impact            (6,490)         -
Change in the valuation allowance for
  deferred tax assets                         90,600         54,100
Benefit of tax loss carryback not
  recognized in prior year                       -           58,932
Phase in of graduated income tax rate         (4,100)         -
Other, net                                      (118)          (883)

       Income tax benefit                  $     -            -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                       December 27,       December 26,
                                            1997             1998

Deferred tax assets:
  Accounts receivable, due to allowance
    for doubtful accounts                 $     900              900
  Compensated absences, due to accrual
    for financial statement purposes         13,300           14,800
  Inventory, due to inventory valuation          -            21,000
  Net operating loss carryforwards           90,600          120,700
  Other                                          -             2,300

        Total gross deferred tax assets     104,800          159,700

Less valuation allowance                    (99,600)         (153,700)

       Net deferred tax assets                5,200             6,000

Total deferred tax liabilities - property
  and equipment, due to differences in
    basis and depreciation                   (5,200)           (6,000)

      Net deferred income taxes            $    -                -

A valuation allowance for the gross deferred tax assets has been provided to recognize no net deferred tax assets. Due primarily to the Company's losses in 1997 and 1998, management believes that deferred tax assets are not more likely than not recoverable.


(8)   Commitments

During 1978, the Company entered into a lease agreement for facilities with a partnership in which the Company's president and secretary are partners. The Company has periodically renewed and amended this lease and is committed to a three-year term which began September 15, 1996.
On each anniversary date, the lease payments are adjusted for the percentage increase in the consumer price index. As of December 26, 1998, the monthly rental was $4,050. Unpaid rents were $4,050 at December 27, 1997 and December 26, 1998.

The Company's rental expense for this lease was $49,690 for 1997 and $48,579 for 1998. The Company's minimum lease commitment, without adjustments for increases in the consumer price index, is $36,450 for 1999.

The Company has employed a member of the Board of Directors to perform financial and accounting services. Total fees paid to this related party were $3,615 and $3,325 in 1998 and 1997, respectively.


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

PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1.      Financial Statements

        Independent Auditors' Report
        Balance Sheets - December 27, 1997 and December 26, 1998
        Statements of Operations - 52 weeks ended December 27, 1997 and December 26, 1998
        Statements of Stockholders' Equity - 52 weeks ended
        December 27, 1997 and December 26, 1998
        Statements of Cash Flows - 52 weeks ended December 27, 1997 and December 26, 1998
        Notes to Financial Statements

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


        Date: March 26, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                 Date
                        President, Treasurer,
                        Chief Executive and
Hans R. Bucher          Financial Officer and     March 26, 1999
___________________     Director                  __________________
Hans R. Bucher


Michael J. O'Connell    Director                  March 26, 1999
____________________                              __________________
Michael J. O'Connell


Gary A. Agron           Director                  March 26, 1999
____________________                              __________________
Gary A. Agron


Marlis Bucher           Secretary                 March 26, 1999
____________________                              __________________
Marlis Bucher