Form 10QSB
period 1999-03-27
XEDAR CORP
filed 1999-05-11
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


May 12, 1999

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President






                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended   March 27, 1999
                                    _________________________________


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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of May 12, 1999.

Transitional Small Business Disclosure Format (check one):

                           Yes               No   X
                              ------           ------








                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheets,
                  December 26, 1998 and March 27, 1999            1

               Condensed Statements of Operations, Three
                  Months ended March 28, l998 and March 27,
                  1999                                            2

               Condensed Statements of Cash Flows - Three
                  Months Ended March 28, 1998 and March 27,
                  1999                                            3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of financial
            Condition and Results of Operations                   5




PART II        Other Information                                  8


SIGNATURES                                                        9





                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEETS
                   December 26, 1998 and March 27, 1999
                              (Unaudited)

                                               1998       1999
ASSETS

Current assets
  Cash and cash equivalents               $  828,445     778,447
  Trade accounts receivable, net              43,826         -
  Interest receivable                          5,000       3,000
  Inventories                                 33,551      59,642
  Prepaid expenses                             4,669       2,758

        Total current assets                 915,491     843,847

Long term receivable from related party      154,521     150,093

Property and equipment, at cost              141,307     141,307
  Less accumulated depreciation              118,930     121,114
                                              22,377      20,193

Patents, net                                  13,517      13,517

                                          $1,105,906   1,027,650
                                          ==========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                  $    9,281      14,191
  Accounts payable-related party               4,048       4,048
Accrued liabilities
    Vacation                                  38,877      30,185
    Payroll and commissions                    6,960      12,364
    Payroll and other taxes                    3,039       3,447

        Total current liabilities             62,205      64,235

Stockholders' equity
  Common stock                             1,617,617   1,617,617
  Additional paid-in capital                      40          40
  Accumulated deficit                       (573,956)   (654,242)

        Total stockholders' equity         1,043,701     963,415

                                          $1,105,906   1,027,650
                                          ==========  ==========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                        Three Months Ended
                                        March 28 and March 27

                                        1998             1999

Sales                                 $  5,940            24,890
Cost of sales                           56,369            72,199

Gross loss                             (50,429)          (47,309)

Research and development costs          42,063               -
Selling, general and
  administrative expenses               68,963            41,192
                                       111,026            41,192

Operating loss                        (161,455)          (88,501)

Other income                             9,699             8,215


Net loss                             $(151,756)          (80,286)

Weighted average shares
  outstanding                        1,837,224         1,837,224


Basic and diluted loss per
  common share                       $(  .08)            ( .04)





The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS

                                       Three Months Ended
                                       March 28 and March 27

                                        1998           1999

Net loss                              $(151,756)      ( 80,286)
Adjustments to reconcile
   net loss to net cash used by
     operating activities
Depreciation of property and
   equipment                              3,030          2,184
(Increase) decrease in assets:
   Trade accounts receivable             (5,303)        43,826
   Note receivable                       70,784            -
   Interest receivable                    4,000          2,000
   Inventories                             (728)       (26,091)
   Refundable income taxes                3,206            -
   Prepaid expenses                       1,019          1,911
Increase (decrease) in liabilities:
   Accounts payable-trade                  (253)         4,910
   Accounts payable-related party        (2,243)           -
   Accrued vacation                         795         (8,692)
   Accrued payroll and commissions        5,188          5,404
   Payroll and other taxes                1,704            408

   Net cash used by operating           (70,557)       (54,426)
       activities

Cash flows provided by investing
   activities
   Long term receivable-related party     4,137          4,428

Net cash provided by investing
   activities                             4,137          4,428

Net decrease in cash and cash
   equivalents                          (66,420)       (49,998)

Cash and cash equivalents at
   beginning of three month period    1,084,315        828,445

Cash and cash equivalents at
   end of three month period         $1,017,895        778,447

The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 27, 1999
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 27, 1999 and the results of operations for the three month periods ended March 27, 1999 and March 28, 1998. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 26, 1998, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At March 27, 1999 inventories consisted of:

               Raw materials                           $   4,345
               Work in process                            55,297

                 Total                                 $  59,642


NOTE 3: BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were computed by dividing the net loss by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the three month periods ended March 27, 1999 and March 28, 1998.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first quarters 1998 and 1999 were:

                                             (Amounts in $000)
                                                           Increase
                                          1998     1999   (Decrease)
Commercial products                       $  -     $  1    $   1
Design and development contracts             6       24       18

                              Totals      $  6     $ 25    $  19

Xedar product sales were $1,000 in the first quarter 1999 for repairs only. The sales potential for the tube-based infrared cameras is non-existent and the Company no longer offers this product. At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales increased by $18,000. The Company is pursuing several contract opportunities with various potential customers and has received a new contract for a small color camera for one proto-type and delivery of eighty units over a period of twelve months.


The gross profit for the first quarter 1999 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development

There were no research and development expenses during the first quarter 1999 as compared to $42,000 in the first quarter 1998. The 1998 funds were used to evaluate high speed amplifiers for various applications.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $28,000 in the first quarter of 1999 as compared to the first quarter of 1998. This decrease is primarily due to lower marketing and support costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At March 27, 1999 the Company's working capital was $780,000.

The Company's liquidity position is necessary to maintain its ability to conduct in-house research and development enabling it to compete in single customer contracts and to develop a commercial product line in a highly volatile high technology market place.

YEAR 2000 ISSUE

The Company has assessed "Year 2000" issues within each of its significant computer systems and applications and concluded that the software being utilized is not date sensitive and adequately recognizes a four digit year. The Company has not identified any mission critical systems which are not expected to be compliant or cannot be circum-vented manually.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial condition. The Company has not expended any money to rectify Year 2000 issues and does not expect to incur any such expenses in the future.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters set forth in this 10-QSB are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

                      PART II - OTHER INFORMATION



NOT APPLICABLE

                              SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      XEDAR CORPORATION

         (Registrant)


       May 12, 1999                    Hans R. Bucher
Date
                                      (Hans R. Bucher, President)