Form 10QSB
period 1999-09-25
XEDAR CORP
filed 1999-11-10
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


November 10, 1999

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President









                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    September 25, 1999
                                    _________________________________


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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of November 9, 1999.

Transitional Small Business Disclosure Format (check one):

                           Yes            No
                                              X
                               -----         -----






                              XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheets,
                  December 26, 1998 and September 25, 1999        1

               Condensed Statements of Operations, nine
                  months and three months ended September 26,     2
                  1998 and September 25, 1999

               Condensed Statements of Cash Flows - nine
                  months ended September 26, 1998 and             3
                  September 25, 1999

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8






                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEETS
                December 26, 1998 and September 25, 1999
ASSETS
                                          1998             1999
                                                        (Unaudited)
Current assets
  Cash and cash equivalents            $  828,445        540,392
  Trade accounts receivable, net           43,826          5,019
  Interest receivable                       5,000          2,500
  Inventories                              33,551        143,234
  Prepaid expenses                          4,669            614

        Total current assets              915,491        691,759

Long term receivable from related party   154 521        147,027

Property and equipment, at cost           141,307        141,307
  Less accumulated depreciation           118,930        125,482
                                           22,377         15,825

Patents, net                               13,517         13,517

                                       $1,105,906       $868,128
                                       ==========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade               $    9,281       $ 20,710
  Accounts payable-related party            4,048          4,048
Accrued liabilities
  Vacation                                 38,877         25,294
  Payroll and commissions                   6,960         12,275
  Payroll and other taxes                   3,039          2,258
  Unearned revenue                            -           14,188

        Total current liabilities          62,205         78,773

Stockholders' equity
  Common stock                          1,617,617       1,617,617
  Additional paid-in capital                   40              40
  Accumulated deficit                    (573,956)       (828,302)

        Total stockholders' equity      1,043,701         789,355

                                       $1,105,906       $ 868,128
                                       ==========       =========
The accompanying notes are an integral part of these condensed financial statements.
                                  -1-


                            XEDAR CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Nine Months Ended  Three Months Ended
                                 Sept. 26, 1998     Sept. 26, 1998
                                 Sept. 25, 1999     Sept. 25, 1999
                                -----------------  ------------------
                                 1998      1999     1998        1999

Sales                          $ 70,380  $ 73,773   $ 33,180 $ 39,456
Cost of sales                   202,016   196,047     69,308   55,312

Gross loss                     (131,636) (122,274)   (36,128) (15,856)

Research and development costs   85,784    43,470     22,321    9,070
Selling, general and
  administrative expenses       141,430   109,315     35,014   30,547

Operating loss                 (358,850) (275,059)   (93,463) (55,473)

Other income                     33,658    20,713      7,630    5,386


Net loss                      $(325,192) $(254,346) $(85,833) $(50,087)
                             ==========  ========== ========= =========
Weighted average shares
  outstanding                 1,837,224 1,837,224 1,837,224 1,837,224


Basic and diluted loss
  per common share            $( .18)   $( .14)    $( .05)   $( .03)
                              =======   =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                        Nine Months Ended
                                   September 26 and September 25
                                   -----------------------------
                                    1998                 1999
                                   -----------------------------
Net loss                             $ (325,192)   $ (254,346)
Adjustments to reconcile net loss
   to net cash used by operating
     activities
Depreciation of property and
   equipment                             10,377         6,552
(Increase) decrease in assets
   Trade accounts receivable            ( 3,328)       38,807
   Note receivable                       95,000           -
   Interest receivable                    4,000         2,500
   Inventories                          (   266)     (109,683)
   Prepaid income taxes                   3,206          -
   Prepaid expenses                       3,634         4,055
Increase (decrease) in liabilities
   Accounts payable-trade                 1,471        11,429
   Accounts payable-related party        (2,245)         -
   Accrued vacation                         242      ( 13,583)
   Accrued payroll                        5,204         5,315
   Payroll and other taxes                  705      (    781)
   Unearned revenue                       5,585        14,188
                                       ---------   -----------
   Net cash used by operating          (201,607)     (295,547)
     activities                        ---------   -----------
Cash flows from investing
   activities
   Capital expenditures                 (15,446)          -
   Long term receivable from
     related party                        6,951         7,494
                                       ---------   -----------
Net cash provided (used) by
   investing activities                  (8,495)        7,494

Net decrease in cash and cash
   equivalents                         (210,102)     (288,053)

Cash and cash equivalents at
   beginning of period                1,084,315       828,445
                                      ----------   -----------
Cash and cash equivalents at
   end of period                     $  874,213    $  540,392
                                     ==========    ==========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 25, 1999
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 25, 1999 and the results of operations for the nine months and three months ended September 25, 1999 and September 26, 1998. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 26, 1998, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At September 25, 1999 inventories consisted of:

               Raw materials                           $   4,345
               Work in process                           138,889
                                                       ---------
                                   TOTAL               $ 143,234
                                                       =========

NOTE 3:  BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were computed by dividing the net loss by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the periods ended September 25, 1999 and September 26, 1998.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first nine months and three months 1998 and 1999 were:
                                     (Amounts in $000)
                     Nine Months Ended        Three Months Ended
                     Sept.26 Sept.25 Increase Sept.26 Sept.25 Increase
                       1998     1999 (Decrease) 1998    1999  (Decrease)
Commercial products    $   2    $  8  $   6    $   1   $   1   $   0
Design and development
  contracts               68      66     (2)      32      38       6
                       -----    ----  ------   -----   -----   -----
                Totals $  70    $ 74  $   4    $  33   $  39   $   6
                       =====    ====  ======   =====   =====   =====
Xedar product sales were $8,000 in the third quarter 1999 for repairs only. The sales potential for the tube-based infrared cameras is non-existent and the Company no longer offers this product. At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $2,000 for the nine months ended September 25, 1999 as compared to the nine months ended September 26, 1998. The Company is pursuing several contract opportunities with various potential customers and has received a contract for a small color camera for one prototype and delivery of eighty units over a period of twelve months and another contract for sixty units with delivery of eight units a month. These deliveries will start in November 1999.

The gross profit for the third quarter 1999 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development
A total of $43,000 was expended for the nine months ended September 25, 1999 as compared to $86,000 for the same period in 1998. The funds were used to develop special purpose imaging systems for OEM and scientific applications.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $4,000 in the third quarter of 1999 as compared to the same period in 1998. This decrease is primarily due to lower marketing and support costs, due to reduced marketing staff.

                            XEDAR CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves.
At September 25, 1999 the Company's working capital was $613,000.

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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


     November 9, 1999                    Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)