Form 10KSB
period 1999-12-25
XEDAR CORP
filed 2000-03-27
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301

March 27, 2000

Securities and Exchange Commission
Washington, D.C. 20549

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form
10KSB.
The filing fee of $250.00 has been remitted by wire to the Mellon Bank for our CIK account.

Sincerely,

Hans R. Bucher

Hans R. Bucher
President



U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSB
(Mark One):
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
    December 25, 1999

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    for the transition period from   to

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


(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes X  No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant: $248,389 at December 25, 1999.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,837,224 common shares as of February 29, 2000.

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

The Company's primary electro-optical equipment consists of its line of CCD-("Charge Coupled Devices") Cameras and related equipment. These CCD-Cameras are used in medical X-ray diagnostic and procedural applications as well as in scientific and research applications.
The operation and data display of these cameras is computer controlled and the information displayed is on a digital computer that can be computer manipulated.

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

Related Engineering - Most applications of CCD-Cameras require data transmission from the Camera to the computer.
The Company has developed parallel data links to transmit
12 BIT digital information and has developed high-speed FO-serial data links.

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

In connection with the design of electro-optical equipment, numerous national and multi-national electronic and aerospace companies maintain in-house capabilities to compete with the Company on a project basis. The companies include Lockheed Martin, Ball Corporation, Loral and Philips. In addition, there are at least a dozen smaller specialty firms who may compete with the Company on a contract/bid basis. Although the Company's small size is often a disadvantage when bidding on substantial projects, there is no objective manner (price, warranty, services, etc.) to differentiate the Company's design and development capabilities from those of its competitors.

In connection with the Company's CCD-Cameras, the Company currently competes with Sierra Scientific, Dalsa and several others.
The Company believes that competition in the CCD-Camera industry involves such factors as performance, price and warranty. In this regard, the Company offers competitively priced systems with state of the art performance from "no frills" subassemblies to complete systems.

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

For the fiscal years ended December 26, 1998 and December 25, 1999, the Company expended $102,730 and $43,470 respectively, upon Company-sponsored research and development. The Company offers research and development services on a fee basis for its customers' products. No revenue associated with such services was earned in 1998 or 1999.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

Employees

As of December 25, 1999, the Company employed five persons, including its president/treasurer, one engineer, two technicians and one administrative personnel, full time.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its office and plant facilities from Central
Avenue Investment, a general partnership, whose partners include
Hans Bucher, the Company's president and a director, and Marlis Bucher, the Company's secretary. The Company's facilities are located at 2500 Central Avenue, Boulder, Colorado 80301 and consist of approximately 6,895 square feet. The Company has periodically renewed and amended this lease and has committed to a three-year term beginning September 15, 1999 with an option to renew for another three years. The monthly rental is $4,170. On each anniversary date of the lease, the lease payments will be adjusted for the percentage increase in the consumer price index. The Company believes that the lease is fair and reasonable and on as beneficial terms as could be obtained from any unaffiliated third party consistent with other rentals assessed in the market area for similar facilities.


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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded in the over-the-counter market. The price ranges* (in fractions of one dollar) of the bid quotations of the Company's common stock during its last two fiscal years, as provided to the Company by local stock brokerage firms, are set forth below:
                                    1998             1999
     Quarter ended:             High    Low      High    Low
      March 28/March 27        $  2/3    1/3     5/16    3/16
      June 27/June 26             2/3    1/3     5/16    3/16
      September 26/September 25   5/16   3/16    5/16    3/16
      December 26/December 25     5/16   3/16    5/16    3/16

* The quotations set forth herein are representative of inter-dealer prices. Inter-dealer markets change throughout the day and do not include markup, markdown, or commissions.

(b) As of December 25, 1999, there were approximately 150 record holders of the Company's common stock.

(c) The Company has not paid any cash dividends to date.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Gross Profits

During the past sixteen years, the Company had three basic sources of revenue: commercial products, design and development contracts, and single customer production programs.

Sales by product lines for 1998 and 1999 were (in thousands):
                                             1998             1999

Commercial Products                         $   4            $   8
Design and Development Contracts              120               99
Single Customer Production Programs            15              138

                                            $ 139            $ 245
                                            =====            =====

Xedar product sales were $8,000 in 1999 for repairs only. The sales potential for the tube-based infrared cameras is non-existent and the Company no longer offers this product. At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $21,000 and amounted to approximately 40% of sales in 1999 in comparison to 86% during 1998. The Company is pursuing several contract opportunities with various potential customers and has received a contract for a small color camera for one prototype and delivery of eighty units over a period of twelve months and another contract for sixty units with delivery of eight units a month. These deliveries started in November 1999.

Single customer production program sales increased in 1999 and amounted to approximately 56% of 1999 sales in comparison to 11% in 1998 due to delivery of production units.

The gross profit for 1999 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development

A total of $43,470 was expended during 1999, representing approximately 17% of sales, compared to $102,730 expended in 1998. The funds were used to develop special purpose imaging systems for OEM and scientific applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 1999 amounted to $145,233 as compared to $178,726 in 1998. These expenses decreased by $33,493 in 1999 due to lower marketing and support costs.

Interest and Miscellaneous Income

Interest and miscellaneous income was $25,590 for 1999 and $102,400 for 1998 primarily representing interest earned on short-term cash investments and an income tax refund received in 1998.

Liquidity and Capital Resources

In recent years, the Company has financed its activities from cash reserves and operations. No bank financing has been used since 1982. As noted in the statements of cash flows, cash and cash equivalents decreased from 1998 to 1999. The net cash used by operations in 1999 was $451,437.

The Company has working capital of $586,211 and a current ratio of approximately 7 to 1 at December 25, 1999.

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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditors' Report

The Board of Directors and Stockholders
Xedar Corporation:

We have audited the accompanying balance sheets of Xedar Corporation as of December 25, 1999 and the related statements of operations, stockholders' equity, and cash flows for the 52 weeks then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Xedar Corporation as of December 26, 1998 were audited by other auditors whose report dated February 12, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 25, 1999 and the results of its operations and its cash flows for the 52 weeks then ended, in conformity with generally accepted accounting principles.


Jensen Burcham Stelmack Edwards LLP

Certified Public Accountants
Longmont, Colorado
February 24, 2000


XEDAR CORPORATION
Balance Sheets
December 25, 1999 and December 26, 1998


Assets
                                     1999              1998

Current assets:

   Cash and cash equivalents         $ 377,008        $  828,445
        Trade accounts receivable,
        less allowance for doubtful
        accounts of $2,436 in 1999
        and 1998                       116,301            43,826
        Interest receivable                -               5,000
        Inventories (note 2)           153,204            33,551
        Prepaid expenses                 2,007             4,669

            Total current assets       648,520           915,491

Long-term receivable from
related party (note 3)                 145,494           154,521

Property and equipment, at cost
(note 4)                               141,307           141,307
Less accumulated depreciation         (127,666)         (118,930)
                                        13,641            22,377

Patents, net                            12,558            13,517

            Total assets             $ 820,213        $1,105,906


Liabilities and Stockholders' Equity


Current liabilities:
        Accounts payable:
              Trade                  $  24,533             9,281
              Related party (note 8)       -               4,048
        Accrued liabilities:
              Vacation                  28,869            38,877
              Payroll and commissions    6,270             6,960
              Payroll and other taxes    2,637             3,039

          Total current liabilities     62,309            62,205

Stockholders' equity (note 5):
        Common stock, no par value.
        Authorized 5,000,000 shares;
        issued and outstanding
        1,837,224 shares             1,617,617         1,617,617
        Additional paid-in capital          40                40
        Accumulated deficit           (859,753)         (573,956)

        Total stockholders' equity     757,904         1,043,701

Commitments (note 8)

        Total liabilities and
        stockholders' equity         $ 820,213        $1,105,906


See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Operations

52 Weeks ended December 25, 1999 and December 26, 1998

                                       1999               1998

Sales (note 6)                       $ 245,219          138,686
Cost of sales                          367,903          296,220

          Gross profit (loss)         (122,684)        (157,534)

Research and development expenses       43,470          102,730
Selling, general and
  administrative expenses              145,233          178,726

           Operating loss             (311,387)        (438,990)

Interest and miscellaneous income       25,590          102,400

           Net loss                  $(285,797)        (336,590)

Basic and diluted loss per
common share                         $    (.16)            (.18)

See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Stockholders' Equity

52 Weeks Ended December 25, 1999 and December 26, 1998



                                                     Retained
                                        Additional   earnings      Total
                     Common Stock         paid in  (accumulated  stockholder's
                  Shares       Amount     capital    deficit)      equity
Balances at
Dec. 27, 1997    1,837,224    $ 1,617,617     40    (237,366)    $1,380,291

Net loss                           -           -    (336,590)      (336,590)

Balances at
Dec. 26, 1998    1,837,224    $ 1,617,617     40    (573,956)     1,043,701

Net loss                           -           -    (285,797)      (285,797)

Balances at
Dec. 25, 1999    1,837,224    $ 1,617,617     40    (859,753)    $  757,904

See accompanying notes to financial statements.



XEDAR CORPORATION

Statements of Cash Flows

52 Weeks Ended December 25, 1999 and December 26, 1998

                                                  1999         1998

Net loss                                       $(285,797)    (336,590)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Depreciation of property and equipment         8,736       14,694
    Amortization of patents                          960          960
Changes in operating assets and liabilities:
         Trade accounts receivable               (72,475)     (31,131)
         Interest receivable                       5,000       (1,000)
         Note receivable                             -         95,000
         Inventories                            (119,653)        (948)
         Prepaid expenses                          2,660         (600)
         Refundable income taxes                     -          3,206
         Accounts payable                         11,204        4,000
         Accrued liabilities                     (11,099)       3,627

    Net cash used by operating
    activities                                 (460,464)    (248,782)

Cash flows used in investing activities:
        Capital expenditures                        -         (15,446)
        Long-term receivable - related party      9,027         8,358

    Net cash provided (used) by investing
      activities                                  9,027        (7,088)

Net decrease in cash and cash
  equivalents                                  (451,437)      (255,870)

Cash and cash equivalents
at beginning of year                           828,445      1,084,315

Cash and cash equivalents at end of year     $ 377,008      $ 828,445


See accompanying notes to financial statements.



XEDAR CORPORATION

Notes to Financial Statements

December 25, 1999 and December 26, 1998


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

The Company's product lines include commercial products, design and development contracts, and single customer production programs. Sales for each of these product lines as a percentage of total sales were 3%, 86% and 11%, respectively, during 1998, and 3%, 40% and 57%, respectively, during 1999.

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

(c)     Cash and Cash Equivalents

Cash and cash equivalents of $377,008 and $828,445 at December 25, 1999 and December 26, 1998, respectively, consist of demand deposits and certificates of deposit. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d)     Note Receivable

The note receivable of $95,000 at December 27, 1997 was recorded at carrying cost of the account receivable when it was converted to a note. Payment was received in 1998.

(e)     Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Work in process and finished goods inventories include charges for direct material, direct labor and manufacturing overhead applied in relation to direct labor and direct material.

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

(i)     Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards No. 109 (SFAS 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)     Loss Per Common Share

For the 52 weeks ended December 25, 1999 and December 26, 1998, basic and diluted loss per common share were computed by dividing the net loss by the weighted average number of shares outstanding of 1,837,224. No options or warrants with a dilutive effect were outstanding during the 52 weeks ended December 25, 1999 or December 26, 1998.

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

(n)     Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts. Generally, the carrying value of the Company's financial instruments approximate fair value.

For certain financial instruments, the following methods and assumptions were used to estimate fair value:

Cash and cash equivalents-The carrying amount approximates fair value because of the short maturities of such instruments.

(o)     Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instrument with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. As of December 31, 1999, the financial instruments which potentially expose the Company to credit risk consist of bank depository accounts and accounts receivable. The Company transacts its business with one financial institution. The amount on deposit in that one financial institution exceeded the $100,000 federally insured limit at December 31, 1999. However, management believes that the financial institution is financially sound, in part because it is the Colorado operation of a national interstate bank corporation.

The Company extends credit to substantially all of its customers who have generally demonstrated a high level of credit worthiness. The Company's commercial customers are geographically and economically dispersed. The Company historically has not had to record material amounts of allowances for doubtful accounts. Management believes that the allowance for doubtful accounts is adequate to cover potential credit risk losses.

(p)     Stock Based Compensation

The Company follows Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock based compensation. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options unless options are granted with an exercise price below fair value on the day of grant. Subsequently, the Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") became effective. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. The Financial Accounting Standards Board encourages, but does not require, entities to adopt the fair-value based method. The Company will continue its accounting under APB No. 25 but uses the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees and directors. No options have been granted.

(q)     Capital Structure

The Company utilizes Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires companies to disclose all relevant information regarding their capital structure.

(r)     Comprehensive Income

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income. This pronouncement requires all items considered under accounting standards as components of comprehensive income to be reported in the statement of operations and displayed with the same prominence as other financial statement items. Comprehensive income components include all changes in equity during a period except those resulting from transactions with common or preferred stockholders. There are no comprehensive income items.

(s)     Segment Reporting

The Company adheres to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which requires a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

(t)     Pension and Other Post Retirement Benefits

The Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis. This standard currently has no impact on the Company.

(u)     Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for recognizing all derivative instruments, including those for hedging activities, as either assets or liabilities on the balance sheet and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company will adopt SFAS No. 133 in the year 2000 and believes that there will be no impact on its financial statements.

(v) Mortgage Backed Securities Retained after the Securitization of Mortgage Loans By Mortgage Banking Enterprises

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises" ("SFAS No. 134"). SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises. The Company believes this statement has no impact on its financial statements.


(2)    Inventories

Inventories consist                  December 25,       December 26,
of the following:                       1999                1998

Raw materials                        $  4,345              4,345
Work in process                       148,859             29,206

                                     $153,204             33,551

Work in process is presented net of an allowance for obsolete and excess components of $41,410 in 1999 and 1998.

(3)     Long-Term Receivable From Related Party

During 1985, the Board of Directors approved the purchase of a split-dollar life insurance plan for the Company's president.
Through December 31, 1992, the annual premiums were paid by the Company. For years subsequent to 1992, the premiums have been or are expected to be paid out of the earnings of the plan.
The plan provides a $750,000 death benefit plus a cash surrender value. The Company is named beneficiary for $250,000 of the death benefit and does not share in cash surrender value increases.
Amounts paid by the Company on behalf of the Company's president, prior to 1992, are considered advances to the president and are repayable without interest. The advances are secured by the policy benefits, including the cash surrender value, which exceeds the carrying value of the long-term receivable at December 25, 1999 and December 26, 1998.

(4)     Property and Equipment

The cost of major classes of property and equipment is as follows:


                              Estimated      December 25,   December 26,
                             useful lives       1999            1998

Office furniture and
equipment                   5 to 10 years    $ 10,156         10,156
Production, laboratory and
other equipment             3 to 10 years     131,151        131,151

                        Total                $141,307        141,307

Depreciation expense was $8,736 and $14,694 in 1999 and 1998, respectively.

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

There were no stock options issued or exercised during 1999 or 1998. At December 25, 1999 and December 26, 1998 the Company has no outstanding stock options.

(6)     Significant Customers

Significant customers have accounted for sales as follows:

                                            1999          1998

       Customer A                            17%            -
       Customer B                            38%           11%
       Customer C                            40%            -
       Customer D                             -            33%
       Customer E                             -            42%

(7)     Income Taxes

The Company recorded no current or deferred income tax benefit in 1999 or 1998. Income tax benefit differed from the amounts computed by applying the loss before income taxes as a result of the following:

                                              1999          1998
Computed "expected" tax benefit            $ (34,874)      (114,441)
Expenses not deductible for income
  tax purposes                                 2,376          2,292
State taxes, net of federal impact                 -              -
Change in the valuation allowance for
  deferred tax assets                        141,100         54,100
Benefit of tax loss carryback not
  recognized in prior year                  (108,602)        58,932
Other, net                                         -           (883)

       Income tax benefit                  $       -              -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                       December 25,       December 26,
                                            1999             1998

Deferred tax assets:
  Accounts receivable, due to allowance
    for doubtful accounts                 $     900              900
  Compensated absences, due to accrual       11,000           14,800
  Inventory, due to inventory valuation      21,100           21,000
  Net operating loss carryforwards          261,600          120,700
  Other (Section 263A adjustments)              800            2,300

        Total gross deferred tax assets     295,400          159,700

Less valuation allowance                   (294,800)         (153,700)

       Net deferred tax assets                  600             6,000

Total deferred tax liabilities - property
  and equipment, due to differences in
    basis and depreciation                     (600)           (6,000)

      Net deferred income taxes            $    -                -

A valuation allowance for the gross deferred tax assets has been provided for the Company's net deferred tax assets. Due primarily to the Company's losses in 1999 and 1998, management believes that deferred tax assets are not more likely than not recoverable. The Company has net operating loss carryforwards totaling $683,882 which expire during the years 2012 - 2014.


(8)   Commitments

During 1978, the Company entered into a lease agreement for facilities with a partnership in which the Company's president and secretary are partners. The Company has periodically renewed and amended this lease and is committed to a three-year term which began September 15, 1999.
On each anniversary date, the lease payments are adjusted for the percentage increase in the consumer price index. As of December 25, 1999, the monthly rental was $4,170. Unpaid rents were $4,170 at December 25, 1999 and $4,050 at December 26, 1998.

The Company's rental expense for this lease was $48,944 for 1999 and $48,579 for 1998. The Company's minimum lease commitment, without adjustments for increases in the consumer price index, is $50,040 for 2000, $50,040 for 2001 and $37,530 for 2002.

The Company has employed a member of the Board of Directors to perform financial and accounting services. Total fees paid to this related party were $0 and $3,325 in 1999 and 1998, respectively.

The Company has agreed to purchase an additional 58 prism units from a supplier located in Italy. The unpaid commitment associated with this agreement is $22,446 as of December 25, 1999.

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

PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1.      Financial Statements

        Independent Auditors' Report
        Balance Sheets - December 25, 1999 and December 26, 1998
        Statements of Operations - 52 weeks ended December 25, 1999 and December 26, 1998
        Statements of Stockholders' Equity - 52 weeks ended
        December 25, 1999 and December 26, 1998
        Statements of Cash Flows - 52 weeks ended December 25, 1999 and December 26, 1998
        Notes to Financial Statements

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


        Date: March 27, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                 Date
                        President, Treasurer,
                        Chief Executive and
Hans R. Bucher          Financial Officer and     March 27, 2000
___________________     Director                  __________________
Hans R. Bucher


Gary A. Agron           Director                  March 27, 2000
____________________                              __________________
Gary A. Agron


Marlis Bucher           Secretary                 March 27, 2000
____________________                              __________________
Marlis Bucher