Form 10QSB
period 2000-03-25
XEDAR CORP
filed 2000-05-08
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


May 8, 2000

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President



                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended   March 25, 2000
                                    _________________________________


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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of May 9, 2000.

Transitional Small Business Disclosure Format (check one):


                           Yes               No   X
                              ------           ------





                           XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheets,
                  December 25, 1999 and March 25, 2000            1

               Condensed Statements of Operations, Three
                  Months ended March 27, 1999 and March 25,
                  2000                                            2

               Condensed Statements of Cash Flows - Three
                  Months Ended March 27, 1999 and March 25,
                  2000                                            3

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of financial
            Condition and Results of Operations                   5




PART II        Other Information                                  8


SIGNATURES                                                        9




















                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEETS
                   December 25, 1999 and March 25, 2000
                              (Unaudited)

                                               1999       2000
ASSETS

Current assets
  Cash and cash equivalents               $  377,008     421,933
  Trade accounts receivable, net             116,301     111,217
  Inventories                                153,204     139,440
  Prepaid expenses                             2,007       1,040

        Total current assets                 648,520     673,630

Long term receivable from related party      145,494     140,754

Property and equipment, at cost              141,307     141,307
  Less accumulated depreciation              127,666     129,226
                                              13,641      12,081

Patents, net                                  12,558      12,558

                                           $ 820,213     839,023
                                           =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                  $   24,533      17,384
  Accounts payable-related party                           4,170
Accrued liabilities
    Vacation                                  28,869      31,383
    Payroll and commissions                    6,270      12,467
    Payroll and other taxes                    2,637       2,518
    Unearned revenue                           -          50,586

        Total current liabilities             62,309     118,508

Stockholders' equity
  Common stock                             1,617,617   1,617,617
  Additional paid-in capital                      40          40
  Accumulated deficit                       (859,753)   (897,142)

        Total stockholders' equity           757,904     720,515

                                           $ 820,213     839,023
                                           =========    ========
The accompanying notes are an integral part of these condensed financial statements.
                                  -1-



                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                        Three Months Ended
                                        March 27 and March 25

                                        1999             2000

Sales                                 $ 24,890           136,910
Cost of sales                           72,199           138,104

Gross loss                             (47,309)          ( 1,194)

Research and development costs            -                  -
Selling, general and
  administrative expenses               41,192            40,021
                                        41,192            40,021

Operating loss                         (88,501)          (41,215)

Other income                             8,215             3,826


Net loss                              $(80,286)          (37,389)
                                      =========          ========
Weighted average shares
  outstanding                        1,837,224         1,837,224


Basic and diluted loss per
  common share                       $(  .04)            ( .02)
                                     ========            ======




The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS

                                       Three Months Ended
                                       March 27 and March 25

                                        1999           2000

Net loss                               $(80,286)      ( 37,389)
Adjustments to reconcile
   net loss to net cash used by
     operating activities
Depreciation of property and
   equipment                              2,184          1,560
(Increase) decrease in assets:
   Trade accounts receivable             43,826          5,084
   Interest receivable                    2,000            -
   Inventories                          (26,091)        13,764
   Prepaid expenses                       1,911            967
Increase (decrease) in liabilities:
   Accounts payable-trade                 4,910         (7,149)
   Accounts payable-related party            -           4,170
   Accrued vacation                      (8,692)         2,514
   Accrued payroll and commissions        5,404          6,197
   Payroll and other taxes                  408         (  119)
   Unearned revenue                         -           50,586

   Net cash provided (used) by          (54,426)        40,185
       operating activities

Cash flows provided by investing
   activities
   Long term receivable-related party     4,428          4,740
                                      ----------      ---------
Net cash provided by investing
   activities                             4,428          4,740

Net increase (decrease) in cash and
   cash equivalents                     (49,998)        44,925

Cash and cash equivalents at
   beginning of three month period      828,445        377,008
                                      ----------      ---------
Cash and cash equivalents at
   end of three month period          $ 778,447        421,933
                                      ==========      =========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 25, 2000
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 25, 2000 and the results of operations for the three month periods ended March 25, 2000 and March 27, 1999. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 25, 1999, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At March 25, 2000 inventories consisted of:

               Raw materials                           $   4,345
               Work in process                           135,095
                                                       ---------
                 Total                                 $ 139,440
                                                       =========

NOTE 3: BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were computed by dividing the net loss by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the three month periods ended March 25, 2000 and March 27, 1999.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first quarters 1999 and 2000 were:

                                             (Amounts in $000)
                                                           Increase
                                          1999     2000   (Decrease)
Commercial products                       $  1     $  -     $( 1)
Design and development contracts            24       38       14
Single customer production programs          -       99       99
                                          ----     ----     -----
                              Totals      $ 25     $137     $112
                                          ====     ====     =====
At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales increased by $14,000. The Company is pursuing several contract opportunities with various potential customers and has received two contracts for prototypes and delivery of production units, which started in November 1999.

Single customer production program sales increased by $99,000 and amounted to 72% of sales due to delivery of production units.

The gross profit for the first quarter 2000 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development

There were no research and development expenses during the first quarters of 2000 and 1999.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)




Selling, General and Administrative Expenses: Selling, general and administrative expenses stayed at the same level in the first quarter of 2000 as compared to the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At March 25, 2000 the Company's working capital was $555,000.

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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       May 9, 2000                        Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)