Form 10QSB
period 2000-06-24
XEDAR CORP
filed 2000-08-07
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


August 7, 2000

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President







                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended        June 24, 2000
                                    _________________________________


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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of August 7, 2000.

Transitional Small Business Disclosure Format (check one):

                           Yes            No
                                              X
                               -----         -----






                              XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheets,
                  December 25, 1999 and June 24, 2000             1

               Condensed Statements of Operations, six
                  months and three months ended June 26,          2
                  1999 and June 24, 2000

               Condensed Statements of Cash Flows - six
                  months ended June 26, 1999 and                  3
                  June 24, 2000

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8












                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEETS
                December 25, 1999 and June 24, 2000
ASSETS
                                          1999             2000
                                                        (Unaudited)
Current assets
  Cash and cash equivalents            $  377,008        358,078
  Trade accounts receivable, net          116,301         50,287
  Interest receivable                          -           1,250
  Inventories                             153,204        165,406
  Prepaid expenses                          2,007            592

        Total current assets              648,520        575,613

Long term receivable from related party   145,494        139,089

Property and equipment, at cost           141,307        141,307
  Less accumulated depreciation           127,666        130,786
                                           13,641         10,521

Patents, net                               12,558         12,558

                                       $  820,213     $  737,781
                                       ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade               $   24,533       $  8,931
  Accounts payable-related party               -           4,170
Accrued liabilities
  Vacation                                 28,869         34,224
  Payroll and commissions                   6,270          6,168
  Payroll and other taxes                   2,637          1,679
  Unearned revenue                             -          50,586

        Total current liabilities          62,309        105,758

Stockholders' equity
  Common stock                          1,617,617       1,617,617
  Additional paid-in capital                   40              40
  Accumulated deficit                    (859,753)       (985,634)

        Total stockholders' equity        757,904         632,023

                                       $  820,213       $ 737,781
                                       ==========       =========
The accompanying notes are an integral part of these condensed financial statements.
                                  -1-


                            XEDAR CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Six Months Ended  Three Months Ended
                                 June 26, 1999      June 26, 1999
                                 June 24, 2000      June 24, 2000
                                -----------------  ------------------
                                 1999      2000     1999        2000

Sales                          $ 34,317 $171,610   $  9,427 $ 34,700
Cost of sales                   140,735  220,134     68,536   82,030


Gross loss                     (106,418) (48,524)   (59,109) (47,330)

Research and development costs   34,400       -      34,400       -
Selling, general and
  administrative expenses        78,768   84,667     37,576   44,646
                                113,168   84,667     71,976   44,646

Operating loss                 (219,586)(133,191)  (131,085) (91,976)

Other income                     15,327    7,310      7,112    3,483


Net loss                     $(204,259)$(125,881) $(123,973)$(88,493)
                             ========== =========  ======== =========
Weighted average shares
  outstanding                 1,837,224 1,837,224 1,837,224 1,837,224


Basic and diluted loss
  per common share            $( .11)   $( .06)    $( .06)   $( .04)
                              =======   =======    =======   =======





The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                         Six Months Ended
                                       June 26 and June 24
                                       -------------------
                                         1999        2000
                                       -------------------
Net loss                             $ (204,259)  $(125,881)
Adjustments to reconcile net loss
   to net cash used by operating
     activities
Depreciation of property and
   equipment                              4,368       3,120
(Increase) decrease in assets
   Trade accounts receivable             41,752      66,014
   Interest receivable                    5,000      (1,250)
   Inventories                          (27,800)    (12,202)
   Prepaid expenses                       2,829       1,415
Increase (decrease) in liabilities
   Accounts payable-trade                 3,937     (15,602)
   Accounts payable-related party             -       4,170
   Accrued vacation                      (5,684)      5,355
   Accrued payroll                         (778)       (102)
   Payroll and other taxes               (1,152)       (958)
   Unearned Revenue                           -      50,586
                                       ---------  ----------
   Net cash used by operating          (181,787)    (25,335)
     activities                        ---------  ----------
Cash flows from investing
   activities
   Capital expenditures                       -           -
   Long term receivable-related
     party                                5,961       6,405
                                       ---------  ----------
Net cash provided by
   investing activities                   5,961       6,405

Net decrease in cash and cash
   equivalents                         (175,826)    (18,930)

Cash and cash equivalents at
   beginning of period                  828,445     377,008
                                      ----------  ----------
Cash and cash equivalents at
   end of period                     $  652,619   $ 358,078
                                     ==========   =========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 24, 2000
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 24, 2000 and the results of operations for the six months and three months ended June 24, 2000 and June 26, 1999. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 25, 1999, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At June 24, 2000 inventories consisted of:

               Raw materials                           $   4,500
               Work in process                           160,906
                                                       ----------
                                   TOTAL               $ 165,406
                                                       ==========

NOTE 3:  BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were computed by dividing the net loss by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the periods ended June 24, 2000 and June 26, 1999.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first six months and three months 1999 and 2000 were:
                                     (Amounts in $000)
                     Six Months Ended        Three Months Ended
                     June 26 June 24 Increase June 26 June 24 Increase
                       1999     2000 (Decrease) 1999    2000  (Decrease)
Commercial products    $   6    $  1  $  (5)   $   5   $   -   $  (5)
Design and development
  contracts               28      38     10        4       -      (4)
Single customer
  production programs      -     133    133        -      35      35
                       -----    ----  ------   -----   -----   ------
                Totals $  34    $172  $ 138    $   9   $  35   $  26
                       =====    ====  ======   =====   =====   ======

At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales increased by $10,000 for the six months ended June 24, 2000 as compared to the six months ended June 26, 1999. The Company is pursuing several contract opportunities with various potential customers and has received two contracts for OEM camera development with potential follow-on production.

Single customer production program sales increased by $133,000 in the first six months of 2000 and amounted to 77% of sales due to delivery of production units of contracts received in 1999.

The gross profit for the second quarter 2000 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development
There were no research and development expenses during the first six months of 2000 as compared to $34,000 for the same period in 1999.
The 1999 funds were used to develop special purpose imaging systems for OEM and scientific applications.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $6,000 in the first six months of 2000 as compared to the same period in 1999. This increase is primarily due to higher support costs.

                            XEDAR CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves and operations. At June 24, 2000 the Company's working capital was $470,000.

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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


       August 7, 2000                    Hans R. Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)