Form 10QSB
period 2000-09-23
XEDAR CORP
filed 2000-11-03
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301


November 7, 2000

Securities and Exchange Commission
Washington, D.C.  20549


Pursuant to the requirements of the Securities Exchange
Act of 1934, we are transmitting herewith the attached
Form 10Q.

Sincerely,

Hans R. Bucher

Hans R. Bucher, President









                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

(Mark One):
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended    September 23, 2000
                                    _________________________________


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
State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: No Par Value Common Stock - 1,837,224 shares as of November 7, 2000.

Transitional Small Business Disclosure Format (check one):

                           Yes            No
                                              X
                               -----         -----






                              XEDAR CORPORATION

                                 INDEX



                                                            Page No.


PART I         Financial Information

    Item 1  Financial Statements

               Condensed Balance Sheets,
                  December 25, 1999 and September 23, 2000        1

               Condensed Statements of Operations, nine
                  months and three months ended September 25,     2
                  1999 and September 23, 2000

               Condensed Statements of Cash Flows - nine
                  months ended September 25, 1999 and             3
                  September 23, 2000

               Notes to Condensed Financial Statements            4

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   5




PART II        Other Information                                  7


SIGNATURES                                                        8






                    PART I - FINANCIAL INFORMATION

                           XEDAR CORPORATION
                        CONDENSED BALANCE SHEETS
                December 25, 1999 and September 23, 2000
ASSETS
                                          1999             2000
                                                        (Unaudited)
Current assets
  Cash and cash equivalents            $  377,008        337,152
  Trade accounts receivable, net          116,301         51,014
  Inventories                             153,204        226,042
  Prepaid expenses                          2,007            146

        Total current assets              648,520        614,354

Long term receivable from related party   145,494        137,424

Property and equipment, at cost           141,307        141,307
  Less accumulated depreciation           127,666        132,346
                                           13,641          8,961

Patents, net                               12,558         12,558

                                        $ 820,213      $ 773,297
                                       ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade               $   24,533       $ 13,260
  Accounts payable-related party              -            4,170
Accrued liabilities
  Vacation                                 28,869         39,719
  Payroll and commissions                   6,270         12,812
  Payroll and other taxes                   2,637          2,017
  Unearned revenue                            -           45,527

        Total current liabilities          62,309        117,505

Stockholders' equity
  Common stock                          1,617,617       1,617,617
  Additional paid-in capital                   40              40
  Accumulated deficit                    (859,753)       (961,865)

        Total stockholders' equity        757,904         655,792

                                        $ 820,213       $ 773,297
                                        =========       =========
The accompanying notes are an integral part of these condensed financial statements.
                                  -1-


                            XEDAR CORPORATION
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                Nine Months Ended  Three Months Ended
                                 Sept. 25, 1999     Sept. 25, 1999
                                 Sept. 23, 2000     Sept. 23, 2000
                                -----------------  ------------------
                                 1999      2000     1999        2000

Sales                          $ 73,773  $262,589   $ 39,456 $ 90,979
Cost of sales                   196,047   283,677     55,312   63,543

Gross profit (loss)            (122,274) ( 21,088)   (15,856)  27,436

Research and development costs   43,470       -        9,070      -
Selling, general and
  administrative expenses       109,315   105,349     30,547   20,682

Operating profit (loss)        (275,059) (126,437)   (55,473)   6,754

Other income                     20,713    24,326      5,386   17,015


Net income (loss)             $(254,346) $(102,111) $(50,087) $ 23,769
                              ========== ========== ========= ========
Weighted average shares
  outstanding                 1,837,224 1,837,224 1,837,224 1,837,224


Basic and diluted income
  (loss) per common share     $( .14)   $( .05)    $( .03)   $  .01
                              =======   =======    =======   ======





The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                        Nine Months Ended
                                   September 25 and September 23
                                   -----------------------------
                                    1999                 2000
                                   -----------------------------
Net loss                             $ (254,346)   $ (102,111)
Adjustments to reconcile net loss
   to net cash used by operating
     activities
Depreciation of property and
   equipment                              6,552         4,680
(Increase) decrease in assets
   Trade accounts receivable             38,807        65,287
   Interest receivable                    2,500           -
   Inventories                         (109,683)      (72,838)
   Prepaid expenses                       4,055         1,860
Increase (decrease) in liabilities
   Accounts payable-trade                11,429       (11,273)
   Accounts payable-related party           -           4,170
   Accrued vacation                     (13,583)       10,850
   Accrued payroll                        5,315         6,542
   Payroll and other taxes              (   781)      (   620)
   Unearned revenue                      14,188        45,527
                                       ---------    ----------
   Net cash used by operating          (295,547)     ( 47,926)
     activities                        ---------    ----------
Cash flows from investing
   activities
   Capital expenditures                     -             -
   Long term receivable from
     related party                        7,494         8,070
                                       ---------   -----------
Net cash provided by
   investing activities                   7,494         8,070

Net decrease in cash and cash
   equivalents                         (288,053)     ( 39,856)

Cash and cash equivalents at
   beginning of period                  828,445       377,008
                                      ----------   -----------
Cash and cash equivalents at
   end of period                      $ 540,392    $  337,152
                                      ==========   ===========
The accompanying notes are an integral part of these condensed financial statements.

                           XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 23, 2000
                              (Unaudited)

NOTE 1:   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 23, 2000 and the results of operations for the nine months and three months ended September 23, 2000 and September 25, 1999. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 25, 1999, previously filed with the Securities and Exchange Commission.

NOTE 2: INVENTORIES

     At September 23, 2000 inventories consisted of:

               Raw materials                           $   4,630
               Work in process                           221,412
                                                       ---------
                                   TOTAL               $ 226,042
                                                       =========

NOTE 3:  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share amounts were computed by dividing the net income (loss) by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the periods ended September 23, 2000 and September 25, 1999.

                           XEDAR CORPORATION

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first nine months and three months 1999 and 2000 were:
                                     (Amounts in $000)
                     Nine Months Ended        Three Months Ended
                     Sept.25 Sept.23 Increase Sept.25 Sept.23 Increase
                       1999     2000 (Decrease) 1999    2000  (Decrease)
Commercial products    $   8    $  1  $  (7)   $   1   $   0   $  (1)
Design and development
  contracts               66      39    (27)      38       1     (37)
Single customer
  production programs      0     223    223        0      90      90
                       -----    ----  ------   -----   -----   ------
                Totals $  74    $263  $ 189    $  39   $  91   $  52
                       =====    ====  ======   =====   =====   ======
At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $27,000 for the nine months ended September 23, 2000 as compared to the nine months ended September 25, 2000. The Company is pursuing several contract opportunities with various potential customers and has received two contracts for OEM camera development and follow-on production. The delivery of these cameras will be completed in December 2000. Another development contract was received for a prototype CCD camera with a pre-production of twenty units.

Single customer production program sales increased by 223,000 for the nine months ended September 23, 2000 and amounted to 85% of sales due to delivery of production units of contracts received in 1999.

The gross profit for the third quarter 2000 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development
There were no research and development expenses during the nine months ended September 23, 2000 as compared to the same period in 1999. The 1999 funds were used to develop special purpose imaging systems for OEM and scientific applications.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $4,000 in the third quarter of 2000 as compared to the same period in 1999. This decrease is primarily due to lower support costs.

                            XEDAR CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves.
At September 23, 2000 the Company's working capital was $499,000.

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


      XEDAR CORPORATION
-----------------------------
         (Registrant)


     November 7, 2000                   Hans R Bucher
Date.........................      ...................................
                                      (Hans R. Bucher, President)