Form 10KSB
period 2000-12-23
XEDAR CORP
filed 2001-03-23
CIK 108770

Xedar Corporation
2500 Central Avenue
Boulder, CO 80301

March 23, 2001

Securities and Exchange Commission
Washington, D.C. 20549

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form
10KSB.
The filing fee of $250.00 has been remitted by wire to the Mellon Bank for our CIK account.

Sincerely,

Hans R. Bucher

Hans R. Bucher
President



U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSB
(Mark One):
(x) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
    December 23, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant: $238,454 at December 23, 2000.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,837,224 common shares as of February 28, 2001.

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

For the fiscal years ended December 25, 1999 and December 23, 2000, the Company expended $43,470 and $0 respectively, upon Company-sponsored research and development.
The Company offers research and development services on a fee basis for its customers' products. No revenue associated with such services was earned in 1999 or 2000.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

Employees

As of December 23, 2000, the Company employed five persons, including its president/treasurer, one engineer, two technicians and one administrative personnel, full time.

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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded in the over-the-counter market. The price ranges* (in fractions of one dollar) of the bid quotations of the Company's common stock during its last two fiscal years, as provided to the Company by local stock brokerage firms, are set forth below:
                                    1999             2000
     Quarter ended:             High    Low      High    Low
      March 27/March 25           5/16   3/16    5/16    3/16
      June 26/June 24             5/16   3/16    5/16    3/16
      September 25/September 23   5/16   3/16    5/16    3/16
      December 25/December 23     5/16   3/16    5/16    3/16

* The quotations set forth herein are representative of inter-dealer prices. Inter-dealer markets change throughout the day and do not include markup, markdown, or commissions.

(b) As of December 23, 2000, there were approximately 150 record holders of the Company's common stock.

(c) The Company has not paid any cash dividends to date.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Gross Profits

During the past seventeen years, the Company had three basic sources of revenue: commercial products, design and development contracts, and single customer production programs.

Sales by product lines for 1999 and 2000 were (in thousands):
                                             1999             2000

Commercial Products                         $   8            $   1
Design and Development Contracts               99               76
Single Customer Production Programs           138              313

                                            $ 245            $ 390
                                            =====            =====

Xedar product sales were $1,000 in 2000 for repairs only. The sales potential for the tube-based infrared cameras is non-existent and the Company no longer offers this product. At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $23,000 and amounted to approximately 20% of sales in 2000 in comparison to 40% during 1999. The Company is pursuing several contract opportunities with various potential customers and has received a contract for a small color camera for one prototype and delivery of eighty units over a period of twelve months and another contract for sixty units with delivery of eight units a month. These deliveries were completed in 2000. Two other contracts were received during 2000 for CCD cameras with deliveries in 2001.

Single customer production program sales increased in 2000 and amounted to approximately 80% of 2000 sales in comparison to 56% in 1999 due to delivery of production units.

The gross profit for 2000 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development

There were no research and development expenses during 2000 as compared to $43,470 expended in 1999. The 1999 funds were used to develop special purpose imaging systems for OEM and scientific applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2000 amounted to $128,867 as compared to $145,233 in 1999. These expenses decreased by $16,366 in 2000 due to lower marketing and support costs.

Interest and Miscellaneous Income

Interest and miscellaneous income was $26,776 for 2000 and $25,590 for 1999 primarily representing interest earned on short-term cash investments.

Liquidity and Capital Resources

In recent years, the Company has financed its activities from cash reserves and operations. No bank financing has been used since 1982. As noted in the statements of cash flows, cash and cash equivalents decreased from 1999 to 2000. The net cash used by operations in 2000 was $111,265.

The Company has working capital of $518,545 at December 23, 2000.

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

ITEM 7. FINANCIAL STATEMENTS


Independent Auditors' Report

The Board of Directors and Stockholders
Xedar Corporation:

We have audited the accompanying balance sheets of Xedar Corporation (a Colorado corporation) as of December 23, 2000, and December 25, 1999, and the related statements of operations, stockholders' equity, and cash flows for the 52 weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The Company's financial statements do not disclose information about matters that raise substantial doubt about its ability to continue as a going concern. Adverse conditions have limited the ability of the Company to market its products at amounts sufficient to recover its operating and administrative costs. As a result, the Company incurred a loss of $84,599 in 2000, and $285,797 in 1999. The Company is currently investigating new sources of revenues; there are, however, uncertainties surrounding its ability to continue its operations. In our opinion, disclosure of this information is required to conform with accounting principles generally accepted in the United States of America.

In our opinion, except for the omission of the information discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 23, 2000 and the results of its operations and its cash flows for the 52 weeks then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The conditions described in the third paragraph of this report raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jensen Burcham Stelmack Edwards LLP

Certified Public Accountants
Longmont, Colorado
March 13, 2001


XEDAR CORPORATION
Balance Sheets
December 23, 2000 and December 25, 1999


Assets
                                     2000              1999

Current assets:

   Cash and cash equivalents         $ 265,743        $  377,008
        Trade accounts receivable,
        less allowance for doubtful
        accounts of $2,436 in 2000
        and 1999                        60,999           116,301
        Inventories (note 2)           305,468           153,204
        Prepaid expenses                   -               2,007

            Total current assets       632,210           648,520

Long-term receivable from
related party (note 3)                 135,759           145,494

Property and equipment, at cost
(note 4)                               141,307           141,307
Less accumulated depreciation         (133,906)         (127,666)
                                         7,401            13,641

Patents, net                            11,599            12,558

            Total assets             $ 786,969         $ 820,213


Liabilities and Stockholders' Equity


Current liabilities:
        Accounts payable             $  29,005            24,533
        Accrued liabilities:
              Vacation                  44,217            28,869
              Payroll and commissions    6,550             6,270
              Payroll and other taxes    2,276             2,637
              Deferred revenue          31,616               -

          Total current liabilities    113,664            62,309

Stockholders' equity (note 5):
        Common stock, no par value.
        Authorized 5,000,000 shares;
        issued and outstanding
        1,837,224 shares             1,617,617         1,617,617
        Additional paid-in capital          40                40
        Accumulated deficit           (944,352)         (859,753)

        Total stockholders' equity     673,305           757,904

Commitments (note 8)

        Total liabilities and
        stockholders' equity         $ 786,969         $ 820,213


See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Operations

52 Weeks ended December 23, 2000 and December 25, 1999

                                       2000               1999

Sales (note 6)                       $ 390,065          245,219
Cost of sales                          372,573          367,903

          Gross profit (loss)           17,492         (122,684)

Research and development expenses          -             43,470
Selling, general and
  administrative expenses              128,867          145,233

           Operating loss             (111,375)        (311,387)

Interest and miscellaneous income       26,776           25,590

           Net loss                  $ (84,599)        (285,797)

Basic and diluted loss per
common share                         $    (.05)            (.16)

See accompanying notes to financial statements.


XEDAR CORPORATION

Statements of Stockholders' Equity

52 Weeks Ended December 23, 2000 and December 25, 1999



                                                     Retained
                     Common Stock       Additional   earnings      Total
                Shares        Amount      paid in  (accumulated  stockholder's
                                          Capital     deficit)      Equity
Balances
Dec. 26, 1998   1,837,224     $ 1,617,617     40    (573,956)    $1,043,701
Net loss for period                            -    (285,797)      (285,797)
Balances
Dec. 25, 1999   1,837,224     $ 1,617,617     40    (859,753)    $  757,904
Net loss for period                            -     (84,599)       (84,599)
Balances                           -
Dec. 23, 2000   1,837,224     $ 1,617,617     40    (944,352)    $  673,305

See accompanying notes to financial statements.



XEDAR CORPORATION

Statements of Cash Flows

52 Weeks Ended December 23, 2000 and December 25, 1999

                                                  2000         1999

Net loss                                       $( 84,599)    (285,797)
Adjustments to reconcile net loss to net cash
used by operating activities:
    Depreciation of property and equipment         7,199        8,736
    Amortization of patents                                       960
Changes in operating assets and liabilities:
         Accounts receivable                      55,302      (72,475)
         Interest receivable                          -         5,000
         Inventories                            (152,264)    (119,653)
         Prepaid expenses                          2,007        2,660
         Accounts payable                          4,472       11,204
         Accrued liabilities                      15,267      (11,099)
         Deferred revenue                         31,616          -

    Net cash used by operating
    activities                                  (121,000)    (460,464)

Cash flows from investing activities:
        Long-term receivable - related party       9,735        9,027

    Net cash provided by investing
      activities                                   9,735        9,027

Net decrease in cash and cash
  equivalents                                   (111,265)     (451,437)

Cash and cash equivalents
at beginning of year                             377,008       828,445

Cash and cash equivalents at end of year       $ 265,743     $ 377,008


See accompanying notes to financial statements.



XEDAR CORPORATION

Notes to Financial Statements

December 23, 2000 and December 25, 1999


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

The Company's product lines include commercial products, design and development contracts, and single customer production programs. Sales for each of these product lines as a percentage of total sales were 0%, 20% and 80%, respectively, during 2000, and 3%, 40% and 57%, respectively, during 1999.

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

(c)     Cash and Cash Equivalents

Cash and cash equivalents of $265,743 and $377,008 at December 23, 2000 and December 25, 1999, respectively, consist of demand deposits and certificates of deposit. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


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

(i)     Loss Per Common Share

For the years 2000 and 1999, basic and diluted loss per common share were computed by dividing the net loss by the weighted average number of shares outstanding of 1,837,224. No options or warrants with a dilutive effect were outstanding during 2000 or 1999.

(j)     Use of Estimates

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

(k)     Impairment of Long-Lived Assets and Long-Lived Assets to
        Be Disposed of

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

(l)     Fiscal Year

The Company's fiscal year is a 52/53 week year ending on the last
Saturday of December.

(m)     Fair Value of Financial Instruments

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

(n)     Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instrument with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. As of December 23, 2000, the financial instruments which potentially expose the Company to credit risk consist of bank depository accounts and accounts receivable. The Company transacts its business with one financial institution. The amount on deposit in that one financial institution exceeded the $100,000 federally insured limit at December 23, 2000. However, management believes that the financial institution is financially sound, in part because it is the Colorado operation of a national interstate bank corporation.

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

(o)     Stock Based Compensation

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

(p)     Capital Structure

The Company utilizes Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires companies to disclose all relevant information regarding their capital structure.

(q)     Comprehensive Income

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

(r)     Segment Reporting

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

(s)     Pension and Other Post Retirement Benefits

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

(t)     Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133 in the year 2000, and there has been no impact on its financial statements.

(2)    Inventories

Inventories consist                  December 23,       December 25,
of the following:                       2000                1999

Raw materials                        $  4,630              4,345
Work in process                       300,838            148,859

                                     $305,468            153,204

Work in process is presented net of an allowance for obsolete and excess components of $41,410 in 2000 and 1999.

(3)     Long-Term Receivable From Related Party

During 1985, the Board of Directors approved the purchase of a split-dollar life insurance plan for the Company's president.
Through December 31, 1992, the annual premiums were paid by the Company. For years subsequent to 1992, the premiums have been or are expected to be paid out of the earnings of the plan.
The plan provides a $750,000 death benefit plus a cash surrender value. The Company is named beneficiary for $250,000 of the death benefit and does not share in cash surrender value increases.
Amounts paid by the Company on behalf of the Company's president, prior to 1992, are considered advances to the president and are repayable without interest. The advances are secured by the policy benefits, including the cash surrender value, which exceeds the carrying value of the long-term receivable at December 23, 2000 and December 25, 1999.

(4)     Property and Equipment

The cost of major classes of property and equipment is as follows:


                              Estimated      December 23,   December 25,
                             useful lives       2000            1999

Office furniture and
equipment                   5 to 10 years    $ 10,156         10,156
Production, laboratory and
other equipment             3 to 10 years     131,151        131,151

                        Total                $141,307        141,307

Depreciation expense was $6,240 and $8,736 in 2000 and 1999, respectively.

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

There were no stock options issued or exercised during 2000 or 1999. The Company has no outstanding stock options.

(6)     Significant Customers

Significant customers have accounted for sales as follows:

                                            2000          1999

       Customer A                            17%           17%
       Customer B                            54%           38%
       Customer C                             8%           40
       Customer D                            19%            -


(7)     Income Taxes

The Company recorded no current or deferred income tax benefit in 2000 or 1999. Income tax benefit differed from the amounts computed by applying the loss before income taxes as a result of the following:

                                              2000          1999
Computed "expected" tax benefit            $ (35,544)       (34,874)
Expenses not deductible for income
  tax purposes                                 2,959          2,376
State taxes, net of federal impact                 -              -
Change in the valuation allowance for
  deferred tax assets                       (245,800)       141,100
Benefit of tax loss carryback not
  recognized in prior year                   278,385       (108,602)
Other, net                                         -            -

       Income tax benefit                  $       -              -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                       December 23,       December 25,
                                            2000             1999

Deferred tax assets:
  Accounts receivable, due to allowance
    for doubtful accounts                 $     -                900
  Compensated absences, due to accrual      (10,000)          11,000
  Inventory, due to inventory valuation         -             21,100
  Net operating loss carryforwards           58,800          261,600
  Other (Section 263A adjustments)              200              800

        Total gross deferred tax assets      49,000          295,400

Less valuation allowance                    (49,000)         (294,800)

       Net deferred tax assets                1,000               600

Total deferred tax liabilities - property
  and equipment, due to differences in
    basis and depreciation                   (1,000)             (600)

      Net deferred income taxes            $    -                -

A valuation allowance for the gross deferred tax assets has been provided for the Company's net deferred tax assets. Due primarily to the Company's losses in 2000 and 1999, management believes that deferred tax assets are not more likely than not recoverable. The Company has net operating loss carryforwards totaling $742,614 which expire during the years 2012 - 2015.


(8)   Commitments

During 1978, the Company entered into a lease agreement for facilities with a partnership in which the Company's president and secretary are partners. The Company has periodically renewed and amended this lease and is committed to a three-year term which began September 15, 1999.
On each anniversary date, the lease payments are adjusted for the percentage increase in the consumer price index. As of December 23, 2000, the monthly rental was $4,170. Unpaid rents were $8,340 at December 23, 2000 and $4,170 at December 25, 1999.

The Company's rental expense for this lease was $50,040 for 2000 and $48,994 for 1999. The Company's minimum lease commitment, without adjustments for increases in the consumer price index, is $50,040 for 2001, $37,530 for 2002.



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

PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1.      Financial Statements

        Independent Auditors' Report
        Balance Sheets - December 25, 1999 and December 23, 2000
        Statements of Operations - 52 weeks ended December 25, 1999 and December 23, 2000
        Statements of Stockholders' Equity - 52 weeks ended
        December 25, 1999 and December 23, 2000
        Statements of Cash Flows - 52 weeks ended December 25, 1999 and December 23, 2000
        Notes to Financial Statements

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


        Date: March 23, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                 Date
                        President, Treasurer,
                        Chief Executive and
Hans R. Bucher          Financial Officer and     March 23, 2001
___________________     Director                  __________________
Hans R. Bucher


Gary A. Agron           Director                  March 23, 2001
____________________                              __________________
Gary A. Agron


Marlis Bucher           Secretary                 March 23, 2001
____________________                              __________________
Marlis Bucher