Form 10QSB
period 2001-03-27
XEDAR CORP
filed 2001-05-17
CIK 108770

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                       FORM 10-QSB

(Mark One):
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     March 31, 2001
( )   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
      For the transition period from             to
Commission File Number    0-8356
                        XEDAR CORPORATION
(Exact name of small business issuer as specified in its charter)
        Colorado                       84-0684753
(State or other jurisdiction of
 incorporation or organization)     (IRS Employer Identification No.

   2500 Central Avenue, Boulder, CO  80301
            (Address of principal executive offices)

(303)443-6441
           Issuer's telephone number)

Check whether the Issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X         No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
 No Par Value Common Stock - 1,837,224 shares as of May 15, 2001.

Transitional Small Business Disclosure Format (check one):

                       Yes             No  X




















               XEDAR CORPORATION

                    INDEX
                                                         Page No.


PART I          Financial Information


    Item 1   Financial Statements

                Condensed Balance Sheets,
                   December 23, 2000 and March 31, 2001        1

                Condensed Statements of Operations, Three
                   Months ended March 25, 2000 and March 31,   2
                   2001

                Condensed Statements of Cash Flows - Three
                   Months ended March 25, 2000 and March 31,   3
                   2001

                   Notes to Condensed Financial Statements     4

     Item 2   Management's Discussion and Analysis of financial
              Condition and Results of Operations              5


PART II            Other Information                           8

SIGNATURES                                                     9

























                   PART I  FINANCIAL INFORMATION

                          XEDAR CORPORATION
                        CONDENSED BALANCE SHEETS
                  December 23, 2000 and March 31, 2001
                             (Unaudited)
                                               2000          2001

ASSETS

Current assets
  Cash and cash equivalents                  $265,743     178,056
  Trade accounts receivable, net               60,999         730
  Inventories                                 305,468     412,889

        Total current assets                  632,210     591,675

Long term receivable from related party       135,759     130,646

Property and equipment, at cost               141,307     141,307
  Less accumulated depreciation               133,906     134,895
                                                7,401       6,412

Patents, net                                   11,599      11,599

                                             $786,969     740,332

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities
  Accounts payable-trade                     $ 24,835      18,723
  Accounts payable-related party                4,170       8,340
Accrued liabilities
  Vacation                                     44,217      49,778
  Payroll and commissions                       6,550       6,212
  Payroll and other taxes                       2,276       2,693
  Unearned Revenue                             31,616      26,558

       Total current liabilities              113,664     112,304

Stockholders equity
  Common stock                              1,617,617   1,617,617
  Additional paid-in capital                       40          40
  Accumulated deficit                        (944,352)   (989,629)

       Total stockholders equity             673,305     628,028

                                             $786,969     740,332

The accompanying notes are an integral part of these condensed financial statements.
                              -1-





                    XEDAR CORPORATION

             CONDENSED STATEMENTS OF OPERATIONS
                        (Unaudited)

                                                Three Months Ended
                                                March 25 and March 31

                                                2000              2001

Sales                                        $ 136,910          23,659
Cost of sales                                  138,104          20,010

Gross profit (loss)                             (1,194)          3,649

Research and development costs                    -             15,246
Selling, general and
  Administrative expenses                        40,021         35,829
                                                 40,021         51,075

Operating loss                                  (41,215)       (47,426)

Other income                                      3,826          2,150

Net loss                                      $ (37,389)       (45,276)

Weighted average shares
  Outstanding                                 1,837,224      1,837,224

Basic and diluted loss per
  Common share                                $(.02)           (.024)



The accompanying notes are an integral part of these condensed financial statements.

                       XEDAR CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                                March 25 and March 31

                                                2000             2001


Net loss                                       $ (37,389)      ( 45,276)
Adjustments to reconcile
  Net loss to net cash used by
   operating activities
Depreciation of property and
  Equipment                                        1,560            989
(Increase) decrease in assets:
  Trade accounts receivable                        5,084         60,269
  Inventories                                     13,764        (107,421)
  Prepaid expenses                                   967            -
Increase (decrease) in liabilities:
  Accounts payable-trade                          (7,l49)         (6,112)
  Accounts payable-related party                   4,170           4,169
  Accrued vacation                                 2,514           5,561
  Accrued payroll and commissions                  6,197            (338)
  Payroll and other taxes                           (119)            417
  Unearned revenue                                50,586          (5,058)

  Net cash provided (used) by
    Operating activities                          40,185         (92,800)

Cash flows provided by investing
  activities
  Long term receivable-related party               4,740           5,113

Net cash provided by investing
  activities                                       4,740           5,113

Net increase (decrease) in cash and
  cash equivalents                                44,925         (87,687)

Cash and cash equivalents at
  beginning of three month period                377,008         265,743

Cash and cash equivalents at
  end of three month period                     $421,933         178,056


The accompanying notes are an integral part of these condensed financial statements.

                         XEDAR CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

NOTE 1:    BASIS OF PRESENTATION

  The condensed financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at March 31, 2001 and March 25, 2000.
Quarterly results are not necessarily indicative of expected annual results.
For a more complete understanding of the Companys operations and financial position, reference is made to Managements Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Companys annual report on Form
10-KSB for the year ended December 23, 2000, previously filed with the Securities and Exchange Commission.

NOTE 2:    INVENTORIES

    At March 31, 2001 inventories consisted of:

             Raw materials                  $   4,630
             Work in process                  408,259

                        Total               $ 412,889


NOTE 3:  BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were computed by dividing the net loss by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the three month periods ended March 31, 2001 and March 25, 2000.

                       XEDAR CORPORATION

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first quarters 2000 and 2001 were:

                                             (Amounts in $000)
                                                             Increase
2000 2001  (Decrease)

Commercial products                          $  -    $  -     $  -
Design and development contracts               38       15      (23)
Single customer production programs            99        9      (90)

                          Totals             $137    $  24    $(113)

At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales decreased by $23,000 and amounted to approximately 62% of sales. The Company is pursuing other contract opportunities and has received two other contracts during 2000 for CCD cameras with deliveries in 2001. Some difficulties in design implementation was experienced and deliveries could not be made in the first quarter of 2001.

Single customer production program sales decreased by $90,000 for the first quarter of 2001. Most of the production units for previous contracts were delivered in 2000.

The gross profit for the first quarter 2001 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development

A total of $15,246 was expended in the first three months ended March 31, 2001 as compared to $0 for the same period in 2000. The funds were used to evaluate high-speed CCDs.

                       XEDAR CORPORATION

  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)



Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $4,192 in the first quarter of 2001 as compared to the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its activities from cash reserves and operations. At March 31, 2001 the Companys working capital was $479,371.

The Companys liquidity position is necessary to maintain its ability to conduct in-house research and development enabling it to compete in single customer contracts and to develop a commercial product line in a highly volatile high technology market place.


YEAR 2000 ISSUE

The Company has assessed Year 2000 issues within each of its significant computer systems and applications and concluded that the software being utilized is not date sensitive and adequately recognizes a four digit year. The Company has not identified any mission critical systems which are not expected to be compliant or cannot be circumvented manually.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Companys operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year
2000 problem, resulting in part from the uncertainty of the Year
2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Companys operations, liquidity or financial condition. The Company has not expended any money to rectify Year 2000 issues and does not expect to incur any such expenses in the future.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters set forth in this 10-QSB are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Companys periodic reports filed with the Securities and Exchange Commission, including the Companys Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

                   PART II   OTHER INFORMATION


NOT APPLICABLE

                       SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XEDAR CORPORATION

    Registrant




Date       May 15, 2001                 Hans R. Bucher, President

                                       (Hans R. Bucher, President)