Form 10QSB
period 2001-06-30
XEDAR CORP
filed 2001-08-17
CIK 108770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                                                       FORM 10-QSB

(Mark One):
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               June 30, 2001

(  )  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE EXCHANGE ACT
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

(303) 443-6441
  (Issuer's telephone number)

Check whether the Issuer (1) filed all documents and reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                        No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
 No Par Value Common Stock - 1,837,224 shares as of August 14, 2001.

Transitional Small Business Disclosure Format  (check one):

                       Yes                             No    X
















XEDAR CORPORATION

INDEX

                                         Page No.

PART I            Financial Information

        Item 1            Financial Statements

Condensed Balance Sheets,
December 23, 2000 and June 30, 2001        1

Condensed Statements of Operations, six
Months and three Months ended June 24,
2000 and June 30, 2001                     2

Condensed Statements of Cash Flows -
Six Months ended June 24,
 2000 and June 30, 2001                    3


Notes to Condensed Financial Statements    4
  Item 2    Management's Discussion
 and Analysis of Financial
 Condition and Results of  Operations      5

PART II  Other Information                 7

SIGNATURES                                 8



- FINANCIAL INFORMATION

XEDAR CORPORATION
CONDENSED BALANCE SHEETS

December 23, 2000 and June 30, 2001


                                      2000            2001)
ASSETS                                     Unaudited

Current assets
 Cash and cash equivalents           $265,743      263,539
 Trade accounts receivable, net        60,999       91,223
 Inventories                          305,468       9,276

Total current assets                 632,210     364,038

Long term receivable from
related party                         135,759     128,789

Property and equipment, at cost       141,307     141,307
  Less accumulated depreciation       133,906     135,879
                                        7,401       5,428

Patents, net                           11,599      11,599

                                     $786,969    $509,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade           $  24,835  $    9,948
  Accounts payable-related
 party                                 4,170       4,170
Accrued liabilities
  Vacation                            44,217      49,429
Payroll and commissions              6,550      12,334
  Payroll and other taxes              2,276       1,355
  Unearned revenue                    31,616
-
     Total current liabilities       113,664      77,236

Stockholders' equity
  Common stock                     1,617,617   1,617,617
  Additional paid-in capital              40          40
  Accumulated deficit               (944,352) (1,185,039)

 otal stockholders' equity           673,305     432,618

                                    $786,969    $509,854


The accompanying notes are an integral part of these condensed financial statements.

XEDAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                             Six Months Ended       Three Months Ended
                             June 24, 2000          June 24, 2000
                             June 30, 2001          June 30, 2001


                             2000      2001         2000       2001

Sales                        $171,610  $358,460    $ 34,700   $334,801
Cost of sales                 220,134   504,558      82,030    484,548

Gross loss                    (48,524) (146,098)    (47,330)  (149,747)

Research and development costs           27,571                 12,325
Selling, general and
  Administrative expenses      84,667    69,851      44,646     34,022
                               84,667    97,422      44,646     46,347

Operating loss               (133,191) (243,520)    (91,976)  (196,094)

Other income                    7,310     2,834       3,483        684

Net loss                    $(125,881)$(240,686)   $(88,493) $(195,410)

Weighted average shares
    outstanding             1,837,224  1,837,224   1,837,224   1,837,224




Basic and diluted loss
   per common share         $(  .06)    $(  .13)     $(  .04)    $(  .10)



The accompanying notes are an integral part of these condensed financial statements.

XEDAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            Six Months Ended
                                            June 24 and June 30

                                            2000           2001

Net loss                                  $(125,881)   $(240,686)

Adjustments to reconcile net loss
     to net cash used by operating
         activities
Depreciation of property and
     equipment                                3,120        1,973
(Increase) decrease in assets
     Trade accounts receivable               66,014      (30,224)
     Interest receivable                     (1,250)
     Inventories                            (12,202)     296,192
     Prepaid expenses                         1,415
Increase (decrease) in liabilities
     Accounts payable-trade                 (15,602)     (14,887)
     Accounts payable-related party           4,170           (1)
     Accrued vacation                         5,355        5,212
     Accrued payroll and commissions           (102)       5,784
     Payroll and other taxes                   (958)        (921)
     Unearned revenue                        50,586      (31,616)

     Net cash used by operating activities  (25,335)      (9,174)

Cash flows from investing activities
     Long term receivable-related party       6,405        6,970

Net cash provided by investing
     activities                               6,405        6,970

Net decrease in cash and cash
     equivalents                            (18,930)      (2,204)

Cash and cash equivalents at
     beginning period                       377,008      265,743

Cash and cash equivalents at
     end of period                         $358,078     $263,539


The accompanying notes are an integral part of these condensed
Financial statements

XEDAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The condensed financial statement included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 2001 and the results of operations for the six months and three months ended June 30, 2001 and June 24, 2000. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended
 December 23, 2000, previously filed with the Securities and Exchange Commission.

NOTE 2:        INVENTORIES

       At June 30, 2001 inventories consisted of:

       Raw materials            $  5,715
       Work in process             3,562

                   TOTAL        $  9,277


NOTE 3:       BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share amounts were
 computed by dividing the net loss by the weighted average number of shares outstanding for the period.
No options or warrants with a dilutive effect were outstanding during the periods ended June 30, 2001 and June 24, 2000.

XEDAR CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first six months and three months 2000 and 2001 were:

(Amounts in $000)
                      Six Months Ended          Three Months Ended
                     June 24  June 30  Increase June 24  June 30 Increase
                      2000    2001     Decrease)  2000     2001 (Decrease)
Commercial products   $ 1     $ 0      $ (1)      $ 0      $ 0   $ 0
Design and Development
    contracts          38     300       262         0      288    288
Single customer
 Production programs  133      58       (75)       35       47     12

        Totals       $172    $358       186      $ 35     $335   $300

At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.
Design and development contract sales increased by $262,000 for the six months ended June 30, 2001 as compared to the six months ended June 24, 2000. One customer bought the material on an ongoing contract. This contract was stopped until a solution can be found to implement Firewire. The customer contracted with another company to solve this software problem and Xedar does not know how long it will take.
A camera was delivered on another contract but was sent back for performance improvement. This is a fixed price contract and no payment will be made for additional labor.
The Company is still pursuing other contract opportunities
 but might run into cash flow problems before a new contract can be obtained.
Single customer production program sales decreased by $75,000 in the first six months of 2001. Most of the production units for previous contracts were delivered in 2000 and in the first six months of 2001.
The gross profit for the second quarter 2001 was negative due to limited sales volume and underabsorption of overhead costs. Research and Development
A total of $27,571 was expended in the first six months ended June 30, 2001 as compared to $0 for the same period in 2000.
 The funds were used to evaluate high-speed CCDs.
Selling, General and Administrative Expenses:  Selling,
 general and administrative expenses decreased by $14,816 in the first six months of 2001 as compared to the same period in 2000. This decrease is primarily due to lower support costs.

XEDAR CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS    (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves and operations. At June 30, 2001 the Company's working capital was $286,802.

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

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters set forth in this 10-QSB are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed time to time in the Company's periodic
 reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings.
  These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

PART II - OTHER INFORMATION



NOT APPLICABLE

SIGNATURES



   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             XEDAR CORPORATION

                    (Registrant)



Date             August 14, 2001
   Hans R. Bucher, President

 (Hans R. Bucher, President)