Form 10QSB/A
period 2001-09-29
XEDAR CORP
filed 2001-11-27
CIK 108770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                            FORM 10-QSB

(Mark One):
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            September 29, 2001

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

Check whether the Issuer (1) filed all documents and reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                        No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
No Par Value Common Stock - 1,837,224 shares as of November 13, 2001

Transitional Small Business Disclosure Format  (check one):

               Yes                             No    X
















XEDAR CORPORATION

INDEX


                  Page No.


PART I                Financial Information

         Item 1            Financial Statements

Condensed Balance Sheets,
 December 23, 2000 and September 29, 2001             1

Condensed Statements of Operations, nine
  Months and three months ended September 23,
  2000 and September 29, 2001                   2

Condensed Statements of Cash Flows - nine
  Months ended September 23, 2000 and
  September 29, 2001                            3

Notes to Condensed Financial Statements               4

Item 2    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                5


PART II         Other Information                       7


SIGNATURES                                             8




















PART I - FINANCIAL INFORMATION

XEDAR CORPORATION
CONDENSED BALANCE SHEETS
December 23, 2000 and September 29, 2001


                                       2000            2001)
ASSETS                                               (Unaudited

Current assets
 Cash and cash equivalents             $265,743      194,789
 Trade accounts receivable, net          60,999       65,407
 Inventories                            305,468       10,102

               Total current assets     632,210      270,298

Long term receivable from related party 135,759      126,932

Property and equipment, at cost         141,307      141,307
  Less accumulated depreciation         133,906      136,863
                                          7,401        4,444

Patents, net                             11,599       11,599

                                        $786,969     $413,273

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade               $  24,835  $    11,584
  Accounts payable-related party           4,170        4,170
Accrued liabilities
  Vacation                                44,217       47,035
  Payroll and commissions                  6,550        6,167
  Payroll and other taxes                  2,276        1,526
  Unearned revenue                         31,616
       Total current liabilities          113,664       70,482

Stockholders' equity
  Common stock                          1,617,617    1,617,617
  Additional paid-in capital                   40           40
  Accumulated deficit                    (944,352)  (1,274,866)

 Total stockholders' equity                673,305      342,791

                                         $786,969     $413,273

The accompanying notes are an integral part of these condensed financial statements.

XEDAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                   Nine Months Ended       Three Months Ended
                   Sept. 23, 2000          Sept. 23, 2000
                   Sept. 29, 2001          Sept. 29, 2001

                       2000      2001         2000       2001

Sales                 $262,589  $386,837    $ 90,979   $ 28,377
Cost of sales         283,677   589,118      63,543     84,560

Gross loss            (21,088) (202,281)     27,436    (56,183)

Research and development costs  27,571
Selling, general and
Admin. expenses       105,349   104,273      20,682     34,422
                      105,349   131,844      20,682     34,422

Operating loss       (126,437) (334,125)      6,754    (90,605)

Other income           24,326     3,612      17,015        778

Net loss            $(102,111)$(330,513)   $ 23,769   $(89,827)

Weighted average shares
    outstanding     1,837,224  1,837,224   1,837,224   1,837,224



Basic and diluted loss
 per common share  $(  .05)    $(  .17)     $  .01    $( .04)



The accompanying notes are an integral part of these condensed financial statements.

XEDAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           Nine Months Ended
                                    September 23 and September 29
                                          2000           2001

Net loss                               $(102,111)   $(330,513)
Adjustments to reconcile net loss
     to net cash used by operating
         activities
Depreciation of property and
     equipment                             4,680        2,957
(Increase) decrease in assets
     Trade accounts receivable            65,287       (4,408)
     Interest receivable
     Inventories                         (72,838)     295,366
     Prepaid expenses                      1,860
Increase (decrease) in liabilities
     Accounts payable-trade              (11,273)     (13,251)
     Accounts payable-related party        4,170           (1)
     Accrued vacation                     10,850        2,818
     Accrued payroll and commissions       6,542         (383)
     Payroll and other taxes                (620)        (750)
     Unearned revenue                      45,527      (31,616)

     Net cash used by operating activities(47,926)      (79,781)

Cash flows from investing activities
     Long term receivable-related party     8,070         8,827

Net cash provided by investing
     activities                             8,070         8,827

Net decrease in cash and cash
     equivalents                          (39,856)      (70,954)

Cash and cash equivalents at
     beginning of period                  377,008       265,743

Cash and cash equivalents at
     end of period                       $337,152      $194,789


The accompanying notes are an integral part of these condensed Financial statements

XEDAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 29, 2001
(Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The condensed financial statement included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 29, 2001 and the results of operations for the nine months and three months ended September 29, 2001 and September 23, 2000. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended December 23, 2000, previously filed with the Securities and Exchange Commission.

NOTE 2:        INVENTORIES

       At September 29, 2001 inventories consisted of:

       Raw materials            $  5,486
       Work in process             4,616

                   TOTAL        $ 10,102


NOTE 3:       BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share amounts were computed by dividing the net income (loss) by the weighted average number of shares outstanding for the period. No options or warrants with a dilutive effect were outstanding during the periods ended September 29, 2001 and September 23, 2000.










                     Sept.23 Sept.29  Increase  Sept.23 Sept.29  Increase
                      2000    2001     Decrease)  2000     2001 (Decrease)
Commercial products   $ 1     $ 0      $ (1)      $ 0      $ 0   $ 0
Design and Development
    contracts          39     314       275         1       13     12
Single customer

XEDAR CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales and Gross Profit (Loss)

Sales by product line for the first nine months and three months
2000 and 2001 were:

(Amounts in $000)
                     Nine Months Ended          Three Months Ended

 Production programs  223      73      (150)       90       15    (75)

        Totals       $263    $387      $124      $ 91     $ 28   $(63)

At this time, the Company is not offering any standard product into the imaging market, but is concentrating on development of special purpose imaging systems for OEM and scientific applications.

Design and development contract sales increased by $275,000 for the nine months ended September 29, 2001 as compared to the nine months ended September 23, 2000, due to design documentation delivered on two contracts. Some difficulties were experienced in implementing the hardware and delivery of prototype units could not be made as of
 September 29, 2001. The Company is pursuing other contracts with no success at the end of the third quarter 2001.

Single customer production program sales decreased by $150,000 for the nine months ended September 29, 2001 since the Company was not able to deliver production units by the end of the third quarter
 2001 on two contracts.

The gross profit for the third quarter 2001 was negative due to limited sales volume and underabsorption of overhead costs.

Research and Development
A total of $27,571 was expended during the nine months ended
September 29, 2001 as compared to $0 for the same period in 2000. The funds were used to evaluate high-speed CCDs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $1,076 in the third quarter of 2001 as compared to the same period in 2000.

XEDAR CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS    (Continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its current activities from cash reserves and operations. At September 29, 2001 the Company's working capital was $200,000.

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



Date            November 13, 2001

Hans R. Bucher, President


  (Hans R. Bucher, President)