Form 10QSB
period 2006-03-31
XEDAR CORP
filed 2006-05-31
CIK 108770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2006

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period ended __________

                        Commission file number: 000-51046


                                XEDAR CORPORATION
                                -----------------
                 (Name of Small Business Issuer in its charter)


            Colorado                                           84-0684753
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                         2560 W. Main Street, Suite 200
                            Littleton, Colorado 80120
                            -------------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
                                 --------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, No Par Value, 8,649,705 shares as of March 31, 2006.

Item 1. Financial Statements

                                XEDAR CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                  March 31,    December 31,
                                                                    2006           2005
                                                                -----------    -----------
                                                                (unaudited)    (See Note 1)
                                     ASSETS
CURRENT ASSETS
    Cash                                                        $     2,140    $       292
                                                                -----------    -----------
Total Current Assets                                                  2,140            292

                   Total Assets                                 $     2,140    $       292
                                                                ===========    ===========




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
     Accounts payable                                           $     6,000    $       847
     Accrued interest payable                                           452            202
     Loans payable, related party                                    14,044         11,044
                                                                -----------    -----------

                                    Total current liabilities        20,496         12,093
                                                                -----------    -----------



STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value. Authorized 50,000,000 shares;
        issued and outstanding 8,649,705 shares                   1,618,299      1,618,299
     Additional paid-in capital                                      50,566         50,566
     Accumulated deficit during development stage                   (28,115)       (21,560)
     Accumulated deficit                                         (1,659,106)    (1,659,106)
                                                                -----------    -----------

                   Total Stockholders' Equity (Deficit)             (18,356)       (11,801)
                                                                -----------    -----------


         Total Liabilities and Stockholders' Equity (Deficit)   $     2,140    $       292
                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Three Months  Three Months    Period from October
                                                    Ended        Ended        1, 2004 (Date of New
                                                  March 31,    March 31,      Development Stage)
                                                    2006         2005         to March 31, 2006
                                                -----------    -----------    --------------------
Revenues                                        $        --    $        --    $                 --


Operating Expenses
   Accounting fees                                    6,150          2,450                   9,768
   Legal fees                                            --             --                  12,830
   Shareholder expenses                                 154            463                   5,047
   Other general & administrative expenses               --             --                      18
                                                -----------    -----------    --------------------

   Total Operating Expenses                           6,304          2,913                  27,663

Net Operating (Loss)                                 (6,304)        (2,913)                (27,663)

Other (Expense)
   Interest (Expense)                                  (250)            --                    (452)
                                                -----------    -----------    --------------------

NET (LOSS)                                      $    (6,554)   $    (2,913)   $            (28,115)
                                                ===========    ===========    ====================

Loss per Share                                          Nil         (0.000)                 (0.003)
                                                ===========    ===========    ====================


Weighted Average Number of Shares Outstanding     8,649,705      8,649,705               8,649,705
                                                ===========    ===========    ====================



   The accompanying notes are an integral part of these financial statements.


                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Period from October
                                                     For the Three     For the Three    1, 2004 (Date of New
                                                     Months Ended      Months Ended     Development Stage)
                                                     March 1, 2006     March 31, 2005   to March 31, 2006
                                                     --------------   ---------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                      $      (6,554)   $       (2,913)   $            (28,115)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
     Changes in operating assets and liabilities:
      Accounts payable                                       5,403               800                   6,453
                                                     -------------    --------------    --------------------

      Net cash (used in) operating activities               (1,151)           (2,113)                (21,662)
                                                     -------------    --------------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                    --                --                     600
      Advances from related parties                             --                --                      --
      Proceeds from note payable, related party              3,000                --                  14,044
      Paid-in-Capital                                           --                --                      --
                                                     -------------    --------------    --------------------

      Net cash provided by financing activities              3,000                --                  14,644
                                                     -------------    --------------    --------------------


NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                             1,849            (2,113)                 (7,018)
                                                     -------------    --------------    --------------------


CASH and cash equivalents at beginning of period     $         292    $        8,391    $              9,158
                                                     -------------    --------------    --------------------

CASH and cash equivalents at end of period           $       2,140    $        6,278    $              2,140
                                                     -------------    --------------    --------------------

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest                                             $          --    $           --    $                 --
                                                     -------------    --------------    --------------------
Income taxes                                         $          --    $           --    $                 --
                                                     -------------    --------------    --------------------


   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (a Development Stage Company)
                          Notes to Financial Statements
                           March 31, 2006 (Unaudited)



Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheet as of March 31, 2006, the statements of operations and the statements of cash flows for the three month periods ended March 31, 2006 and 2005 have been prepared by Xedar Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2005 and 2004 audited financial statements and the accompanying notes included in the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission.


Note 2- Description of Business and Summary of Significant Accounting Policies
------------------------------------------------------------------------------

Xedar Corporation (the Company) was incorporated in the State of Colorado on May 6, 1974. Prior to 2004, the Company's principal business included design, development, fabrication and sale of high technology electro-optical equipment and related electrical equipment.

Effective October 1, 2004 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company.

The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $ 28,115 during the period from October 1, 2004 (date of new development stage) through March 31, 2006, and there is no assurance that the Company will generate revenue or earn profit in the future. Effective October 1, 2004 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company.

The Company has been economically dependent on its officers and directors to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company will receive additional financing from its officers, directors and stockholders.

Cash
----

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3 - Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and a stockholders' deficit and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependant upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

The Company has been economically dependant on its officers and directors to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company will receive additional financing from its officers, directors and stockholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.


Note 4 - Stockholders' Equity
-----------------------------

The Company's articles of incorporation, as amended, authorize the issuance of 50,000,000 shares of no par value common stock. During the period from May 6, 1974 (inception) through December 31, 2003, the Company issued an aggregate of 1,837,224 shares of the Company's common stock to investors for proceeds of $1,617,617, net of offering costs.

On October 1, 2004, a director of the Company entered into a Stock Purchase Agreement (the Agreement) to sell 6,812,481 shares of the Company's common stock to new investors for consideration of $682, representing approximately 78% of the Company's outstanding common shares. This transaction resulted in a change in control of the Company. In connection with the Agreement, the two existing directors of the Company resigned, and one new director was appointed.

During 2004, the Company received an additional $7,500 of capital from existing stockholders. No shares were issued by the Company in connection with this funding and the transactions have been recorded as a $7,500 increase to paid in capital.

Note 5 - Note Payable, Related Party
------------------------------------

                                                     March 31,    December 31,
                                                        2006          2005
                                                     --------      ----------
Revolving line of credit to a related party,          $ 4,044      $    1,044
interest at the annual rate of 6%, aggregate line of credit $75,000, available credit at December 31, 2005 is $70,956. The note is uncollateralized and is payable on demand.

Notes payable, related parties, interest at            10,000          10,000
8%.  The notes are uncollateralized and are
payable on demand.                                   --------      ----------
                                                     $ 14,044      $   11,044
                                                     --------      ----------

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three Months Ended March 31, 2006 compared with Three Months Ended March 31,
2005

     No operating revenues were generated during the three months ended March 31, 2006 and March 31, 2005. Operating expenses increased by $ 3,391 to $ 6,304 for the three months ended March 31, 2006. The increased operating expenses resulted principally from increased professional fees paid in 2006 as compared with 2005. The Company's net loss increased to $ 6,554 for the three months ended March 31, 2006 compared to $ 2,913 for the three months ended March 31, 2005.

Liquidity and Capital Resources

     As of March 31, 2006, the Company had a working capital deficit of ($18,356), compared to working capital deficit of $($11,801) at December 31, 2005.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major shareholders.

Item 3.   Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

     Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3. Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (b) Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:    May 22, 2006              XEDAR CORPORATION
                                       (Registrant)


                                   /s/ Earnest Mathis, Jr.
                                   -----------------------
                                   Earnest Mathis, Jr.
                                   Chief Executive Officer, President,
                                   Chief Financial Officer,
                                   (Principal Accounting Officer) and Director