Form 10KSB
period 2005-12-31
XEDAR CORP
filed 2006-07-18
CIK 108770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

                                XEDAR CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

       Colorado                                              84-0684753
       ---------                                             ----------
(State of Incorporation)                              (I.R.S. Employer I.D. No.)

            2560 W. Main Street, Suite 200, Littleton, Colorado 80120
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (303) 794-9450

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                            No Par Value Common Stock
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. (1) Yes [X]  No  [ ]    (2) Yes [X]  No  [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by a check mark whether the Registrant is an accelerated filer.
                                                                  Yes [ ] No [X]

     Xedar's common stock is listed for trading on the Pink Sheets but has not traded for at least one year prior to the date hereof. The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over-the-Counter Electronic Bulletin Board of $.005 per share as of March 3, 2006 was $460.

     The Registrant had 8,649,705 shares of common stock outstanding as of December 31, 2005.

     The Registrant's revenue for the fiscal year ended December 31, 2005, was none.

     Documents incorporated by reference: None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) Business Development.

     Xedar Corporation was organized under the laws of the State of Colorado on May 6, 1974 for the purpose of designing, developing, fabricating and selling high technology electro-optical equipment and related electrical equipment, including devices such as cameras, video systems, video amplifiers, image systems, electro-optical transmissions and electrical test equipment. On November 28, 2001, the Company filed Form 15, Certification and Notice of Termination of Registration with the Securities and Exchange Commission. Since 2003, the Company has engaged in minimal operations. Effective October 1, 2004 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company. Xedar intends to evaluate, structure and complete a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. Xedar may seek to acquire a controlling interest in one or more private companies in contemplation of later completing an acquisition.

     Xedar believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as Xedar. Xedar believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission, or the SEC, imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended. According to the SEC, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the SEC, and as a result has stimulated an increased demand for shell corporations. While Xedar has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that Xedar will merge with or acquire an existing private entity.

     Xedar's common stock is listed for trading on the Pink Sheets under the symbol XEDR. As of the date hereof, there is no bid or offer posted and the common stock has not traded in the last year.

     (b) General.

     Xedar proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, Xedar has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. Xedar may seek established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital Xedar could provide. After Xedar has conducted a merger or acquisition, the surviving entity will be Xedar, however, management from the acquired entity will in all likelihood be retained to operate Xedar. Due to the absence of capital available for investment by Xedar, the types of business seeking to be acquired by Xedar will invariably be small and high risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its common stock.

     Xedar does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to Xedar and sought by Xedar from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; and (3) Xedar's flexibility with respect to the manner in which it may structure potential financing, mergers or acquisitions. However, there is no assurance that Xedar will be able to structure, finance, merge with or acquire any business opportunity or venture.

     (c)  Operation of Xedar.

     Xedar intends to search throughout the United States for a merger or acquisition candidate, however, because of its lack of capital, Xedar believes that the merger or acquisition candidate will be conducting business within a limited geographical area. Xedar intends to maintain its corporate headquarters and principal place of business at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of Xedar takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     Xedar's executive officers will seek acquisition/merger candidates or orally contact individuals or broker dealers and advise them of the availability of Xedar as an acquisition candidate. Xedar's executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of Xedar and its shareholders.

     Xedar may employ outside consultants until a merger or acquisition candidate has been targeted by Xedar, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While Xedar may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. As of the date hereof, Xedar has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of Xedar.

     (d)  Selection of Opportunities.

     The analysis of new business opportunities will be undertaken by or under the supervision of Xedar's executive officers and directors who are not professional business analysts and have had little previous training or experience in business analysis. Inasmuch as Xedar will have no funds available to it in its search for business opportunities and ventures, Xedar will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Xedar will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of Xedar's investigation, representatives of Xedar will meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of Xedar's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, Xedar will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history, management resumes, financial information, available projections with related assumptions upon which they are based, evidence of existing patents, trademarks or service marks or rights thereto, current and proposed forms of compensation to management, a description of transactions between the prospective entity and its affiliates during relevant periods, a description of current and required facilities, an analysis of risks and competitive conditions, and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. Xedar's executive officers anticipate funding Xedar's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     Xedar will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Xedar will consider the following kinds of factors:

     o Potential for growth, indicated by new technology, anticipated market expansion or new products;
     o Competitive position as compared to other firms engaged in similar activities;
     o    Strength of management;
     o Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
     o    Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to Xedar's limited capital available for investigation and management's limited experience in business analysis, Xedar may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     Xedar is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. Xedar does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Securities Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the identification of an acquisition or merger candidate.

     (e)  Form of Merger or Acquisition.

     The manner in which Xedar participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of Xedar and the merger or acquisition candidate, and the relative negotiating strength of Xedar and such merger or acquisition candidate. The exact form or structure of Xedar's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Xedar's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or an acquisition of securities.

     As set forth above, Xedar may acquire its participation in a business opportunity through the issuance of common stock or other securities in Xedar. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to Xedar, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of Xedar prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and shareholders of Xedar will in all likelihood not have control of a majority of the voting shares of Xedar following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of Xedar. The terms of sale of the shares presently held by management of Xedar may not be afforded to other shareholders of Xedar. As part of any transaction, Xedar's directors may resign and new directors may be appointed without any vote by the shareholders.

     Xedar has an unwritten policy that it will not acquire or merge with a business or company in which Xedar's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, Xedar will be required to obtain and file with the SEC audited financial statements of an acquisition candidate not later than 60 days from the date the Form 8-K is due at the SEC disclosing the merger or acquisition.

     (f)  Rights of Dissenting Shareholders.

     Under the Colorado Business Corporation Act, a business combination typically requires the approval of a majority of the outstanding shares of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-102 and 7-113-103 of the Colorado Business Corporation Act. The requirement of approval of Xedar's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which Xedar would be the survivor does not require the approval of Xedar's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, Xedar will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, Xedar intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder meeting.

     None of Xedar's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

     (g)  Not an "Investment Adviser."

     Xedar is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, Xedar will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

     (h)  Not an "Investment Company."

     Xedar may become involved in a business opportunity through purchasing or exchanging the securities of such business. Xedar does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. Xedar believes such registration is not required.

     Xedar must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect Xedar adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries",) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). Xedar intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." Xedar proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by Xedar's business activities and appropriate resolution of Xedar's Board of Directors duly adopted and duly recorded in the minute book of Xedar. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

     (i)  Xedar's Office.

     Xedar's office is located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120, and its telephone number is (303) 794-9450. Xedar's office is located in the office of Earnest Mathis, Jr., Xedar's President, Chief Executive Officer, Chief Financial Officer and a Director. Xedar's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. Xedar is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, Xedar intends to relocate its office to that of the acquisition candidate.

     (j)  Employees.

     Xedar has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide Xedar. Management of Xedar expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

     (k)  Reports to Security Holders.

     Xedar is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Xedar files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.   DESCRIPTION OF PROPERTY

     Xedar is provided rent-free office space by an officer and director of Xedar at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. Xedar is not responsible for reimbursement of out-of-pocket office expenses such as telephone, postage or supplies.

     Xedar owns no property.

ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information; Re-sale.

     Xedar's common stock is listed for trading on the Pink Sheets but has not traded for at least one year prior to the date hereof. Approximately 6,812,481 unregistered shares of common stock were issued by Xedar when it had no significant operations. In the view of the Securities and Exchange Commission, such shares are not eligible for sale under the provisions of Rule 144 and therefore may not be re-sold into the public market until registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended.

     (b)  Holders.

     As of December 31, 2006, a total of 8,649,705 shares of Xedar's common stock were outstanding and there were approximately 150 holders of record of Xedar's common stock.

     (c)  Dividend Policy.

     Xedar has not paid any dividends since it is inception. Xedar currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

     The following discussion of Xedar's financial condition and results of operations should be read in conjunction with Xedar's financial statements, the notes related thereto and the other financial data included elsewhere in this Registration Statement.

Year Ended December 31, 2005 compared to Period Ended December 31, 2004.

     No operating revenues were generated during the year ended December 31, 2004 or for the year ended December 31, 2004. The Company incurred operating expenses and an operating loss of $18,340 for the year ended December 31, 2005 compared to $9,902 for the period ended December 31, 2004.

     The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2005, the Company had a working capital deficit of ($11,801) compared to working capital of $6,741 at December 31, 2004.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major shareholders.

ITEM 7.       FINANCIAL STATEMENTS


             Report of Independent Registered Public Accounting Firm

Board of Directors
Xedar Corporation

     We have audited the accompanying balance sheet of Xedar Corporation (a development stage company), as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2005 and 2004, and for the period from October 1, 2004 (date of new development stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 31, 2005, and the results of its operations and cash flows for the two years ended December 31, 2005 and 2004, and for the period from October 1, 2004 (date of new development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has negative working capital and a stockholders' deficit and no active business operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SCHUMACHER & ASSOCIATES, INC.
---------------------------------
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 22, 2006

                                XEDAR CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                             December 31,
                                                                         2005          2004
                                                                     -----------    -----------
                                     ASSETS
CURRENT ASSETS
    Cash                                                             $       292    $     8,391
                                                                     -----------    -----------
Total Current Assets                                                         292          8,391

                    Total Assets                                     $       292    $     8,391
                                                                     ===========    ===========




                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
     Accounts payable                                                $       847    $     1,650
     Accrued interest payable                                                202             --
     Loans payable, related parties                                       11,044             --
                                                                     -----------    -----------

                    Total current liabilities                             12,093          1,650
                                                                     -----------    -----------



STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value. Authorized 50,000,000 shares;
        issued and outstanding 8,649,705 shares                        1,618,299      1,618,299
      Additional paid-in capital                                          50,566         50,566
      Accumulated deficit during development stage                       (21,560)        (3,018)
      Accumulated deficit                                             (1,659,106)    (1,659,106)
                                                                     -----------    -----------

                    Total Stockholders' Equity (Deficit)                 (11,801)         6,741
                                                                     -----------    -----------


    Total Liabilities and Stockholders' Equity (Deficit)             $       292    $     8,391
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                       Period from October 1,
                                                                                           2004 (Date of New
                                               For the Year Ended   For the Year Ended Development Stage) to
                                                December 31, 2005    December 31, 2004     December 31, 2005
                                                -----------------    -----------------    ------------------
Revenues                                        $              --    $              --    $               --


Operating Expenses
   Accounting fees                                          3,618                1,056                 3,618
   Legal fees                                              11,180                1,650                12,830
   Shareholder expenses                                     3,542                4,690                 4,892
   Other general & administrative expenses                     --                2,506                    18
                                                -----------------    -----------------    ------------------

   Total Operating Expenses                                18,340                9,902                21,358

Net Operating (Loss)                                      (18,340)              (9,902)              (21,358)

Other (Expense)
   Interest (Expense)                                        (202)                  --                  (202)
                                                -----------------    -----------------    ------------------

NET (LOSS)                                      $         (18,542)   $          (9,902)   $          (21,560)
                                                =================    =================    ==================

Loss per Share                                  $          (0.002)   $          (0.003)   $           (0.002)
                                                =================    =================    ==================

Weighted Average Number of Shares Outstanding           8,649,705            3,608,051             8,649,705
                                                =================    =================    ==================

   The accompanying notes are an integral part of these financial statements.



                                XEDAR CORPORATION
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    Accumulated        Total
                                                    Common Stock        Additional                   (deficit)      Stockholders'
                                            -------------------------    Paid-in      Accumulated    Development       Equity
                                               Shares        Amount      Capital       (deficit)        Stage         (Deficit)
                                            -----------   -----------   -----------   -----------    -----------    -----------
Balances, December 31, 2003                   1,837,224   $ 1,617,617   $    43,066   $(1,652,222)            --    $     8,461

Issuance of shares for cash at $0.0001        6,812,481           682            --            --             --            682

Additional paid-in-capital                           --            --         7,500            --             --          7,500

Net loss for year ended December 31, 2004            --            --            --        (6,884)        (3,018)        (9,902)
                                            -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 2004                   8,649,705     1,618,299        50,566    (1,659,106)        (3,018)         6,741

Net loss for year ended December 31, 2005            --            --            --            --        (18,542)       (18,542)
                                            -----------   -----------   -----------   -----------    -----------    -----------

Balances, December 31, 2005                   8,649,705   $ 1,618,299   $    50,566   $(1,659,106)   $   (21,560)   $   (11,801)
                                            ===========   ===========   ===========   ===========    ===========    ===========





   The accompanying notes are an integral part of these financial statements.


                                XEDAR CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                     Period from October 1,
                                                                                                         2004 (Date of New
                                                             For the Year Ended  For the Year Ended  Development Stage) to
                                                              December 31, 2005   December 31, 2005      December 31, 2005
                                                                ---------------   -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                 $       (18,542)   $        (9,902)     $          (21,560)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
      Changes in operating assets and liabilities:
               Accounts payable and accrued expenses                       (601)             1,650                   1,050
                                                                ---------------    ---------------      ------------------

                  Net cash (used in) operating activities               (19,143)            (8,252)                (20,510)
                                                                ---------------    ---------------      ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                 --                682                     600
      Proceeds from notes payable, related parties                       11,044                 --                  11,044
      Paid-in-Capital                                                        --              7,500                      --
                                                                ---------------    ---------------      ------------------

                    Net cash provided by financing activities            11,044              8,182                  11,644
                                                                ---------------    ---------------      ------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                (8,099)               (70)                 (8,866)
                                                                ---------------    ---------------      ------------------


CASH and cash equivalents at beginning of period                $         8,391    $         8,461      $            9,158
                                                                ---------------    ---------------      ------------------
CASH and cash equivalents at end of period                      $           292    $         8,391      $              292
                                                                ---------------    ---------------      ------------------



Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest                                                        $            --    $            --      $               --
                                                                ---------------    ---------------      ------------------
Income taxes                                                    $            --    $            --      $               --
                                                                ---------------    ---------------      ------------------


   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2005


Note 1- Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Xedar Corporation (Company), a "Development Stage Enterprise", is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of Business
----------------------------------------

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

Development Stage Activities
----------------------------

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

Income Taxes
------------

The Company has adopted the Statement of Financial Accounting Standards No. 109
- "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share
--------------------------------
In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated Fair Value of Financial Instruments
---------------------------------------------

The estimated fair value of cash and cash equivalents, accounts payable and accrued expenses approximate their carrying amounts in the financial statements due to the short-term nature of these instruments

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

Revenue Recognition
-------------------

The Company has had no revenues since its new development stage. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Concentrations
--------------

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2005 and 2004, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Shareholder Based Payments, that, upon implementation, will impact the Company's net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with provisions of the new standard, the Company adopted FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Other
-----

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

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

Note 4 - Stockholders' Equity (Deficit)
--------------------------------------

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

Note 5 - Related Party Transactions
-----------------------------------

In addition to other related party transactions disclosed, the Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 6 - Notes Payable, Related Parties
------------------------------------                        December 31,
                                                        2005          2004
                                                      -------      --------
Revolving line of credit to a related party,          $ 1,044      $      -
interest at the annual rate of 6%, aggregate line of credit $75,000, available credit at December 31, 2005 is $73,956. The note is uncollateralized and is payable on demand.

Notes payable, related parties, interest at            10,000             -
8%.  The notes are uncollateralized and are
payable on demand.                                   --------      --------
                                                     $ 11,044      $      -
                                                     --------      --------


Note 7 - Income Taxes
---------------------

The Company has an estimated net operating loss carry forward of approximately $21,400 and $3,000 at December 31, 2005 and 2004, respectively, to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2025. Net operating losses prior to the new development stage are severely restricted as per the Internal Revenue Code due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                Estimated Tax                Change in
                       Estimated NOL     NOL    Benefit from     Valuation   Valuation     Net Tax
    Period Ending      Carry-forward   Expires       NOL         Allowance   Allowance     Benefit
  -----------------    -------------   -------  -------------    ---------   ---------     -------
  December 31, 2005        21,400        2025       4,000         (4,000)     (3,400)         --
  December 31, 2004         3,000        2024         600           (600)       (600)         --

     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Income tax benefit at statutory rate resulting from net operating
     loss carry forward                                                    (15%)
     State tax benefit, net of federal benefit                            (3.5%)
     Deferred income tax valuation allowance                              18.5%
                                                                        --------
     Actual tax rate                                                         0%
                                                                        ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.      CONTROLS AND PROCEDURES

Introduction
------------

     "Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a -15(e) and 15d -15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

     "Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that
(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

     The Company has endeavored to design its Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, no assurances can be made that the Company's control system will detect every error or instance of fraudulent conduct, which could have a material adverse impact on the Company's results of operations or financial condition.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective. There were no changes to the Company's Internal Controls Over Financial Reporting during the year ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's Internal Controls Over Financial Reporting.

ITEM 8B.   OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors
----------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:

        Name         Age  Position                                  Officer/
                                                                 Director Since
-------------------  ---  ------------------------------------   --------------
Earnest Mathis, Jr.  46   President, Chief Executive Officer,         2005
                          Chief Financial Officer and Director

     Directors serve in such capacity until the next annual meeting of Xedar's shareholders and until their successors have been elected and qualified. Xedar's officers serve at the discretion of Xedar's Board of Directors, until their death, or until they resign or have been removed from office. Xedar does not have an Audit, Nominating or Compensation Committee, nor has it adopted a Code of Ethics or an Audit Committee Charter.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of Xedar.

Background

     The following is a summary of the business experience, for at least the last five years, of each executive officer and director of the Company:

Earnest Mathis, Jr. - President, Chief Executive Officer, Chief Financial Officer and Director

     From December 2005 to the present, Mr. Mathis has been Xedar's Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors From July 2005 to the present, Mr. Mathis has been a VitaCube Systems Holdings, Inc. Director. From March 2005 to the present, Mr. Mathis has been VitaCube Systems Holdings, Inc.'s, Chairman, Chief Operating Officer and President. From February 2003 to the present, Mr. Mathis has been a manager and member of Louisiana Land Acquisitions, LLC, which holds real property. From December 2004 to present, Mr. Mathis has been a manager or Trinidad Golf, LLC, a golf course development company. From October 2004 to present, Mr. Mathis has been a manager of Trinidad Land Co., LLC, which holds real property. From June 2002 to June 2003, Mr. Mathis was the President and a Director of Instanet, Inc. Instanet was a publicly-held shell corporation. In August 2003, Instanet acquired VitaCube Systems Holdings, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From April 2002 to the present, Mr. Mathis has been the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Petramerica Oil, Inc., a publicly-held shell corporation. From February 2001 to December 2002, Mr. Mathis was the President, Chief Financial Officer and a member of the Board of Directors of Care Concepts, Inc., a publicly-held shell corporation. From January 1999 to January 2002, Mr. Mathis was Chief Executive Officer and Chief Financial Officer of Milestone Capital, Inc. and served as the company's sole Director. Milestone was a publicly-held shell corporation. In January 2002, Milestone acquired Elite Agents, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, a privately-held financial consulting company in Denver, Colorado. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS transports and processes medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc. In March 2002, Mr. Mathis became one of the founding members and managers of Waveland Ventures, LLC, a capital management company with emphasis in managing economic redevelopment and stimulation programs for governmental entities. He also is a managing director of Waveland Colorado Ventures, LLC, a Certified Capital Company. Mr. Mathis attended Denver University where he studied finance and since 1992, has been a member of the Denver Society of Securities Analysts.

ITEM 10.   EXECUTIVE COMPENSATION

     None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year and nor do any receive stock options, stock grants or any other form of no-cash remuneration and none currently receive any compensation.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 2005. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2005.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the common stock ownership of (i) each person known by Xedar to be the beneficial owner of five percent or more of Xedar's common stock, (ii) each director individually and (iii) all officers and directors of Xedar as a group as of December 31, 2005. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of Xedar at 2560 W. Main Street, Suite 200, Littleton, CO 80120.

Name                             Number of shares     Percent of class
----                             ----------------     ----------------

Earnest Mathis, Jr.                 6,000,000              69.37%
2560 W. Main Street, Suite 200
Littleton, CO 80120

Hans R. Bucher (1)                    662,481               7.66%
2890 Table Mesa Drive
Boulder, CO 80303

Gary A. Agron                         662,481               7.66%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and
as a directors group
(one person)                        6,000,000              69.37%
--------------------

(1)  Includes 15,225 shares owned by Marlis Bucher, Mr. Bucher's wife.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Exhibit No.  Title
          ----------   ---------------------------------------------------------
            2.01       Articles of Incorporation, as amended, of the
                       Registrant (1)

            2.02       Bylaws of the Registrant (1)

            14.1       Code of Ethics

            31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
          (1)  Previously filed

     b.   Reports on Form 8-K

     No Reports on Form 8-K were filed during the three months ended December 31, 2005.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Board of Directors has appointed CNE CPA's and Advisors, PC as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2005.

     Audit Fees. Fees for audit services totaled $3,000 in 2005 and $3,000 in 2004, including fees associated with the annual audit, the review of the Company's quarterly reports on Form 10-QSB, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

     Audit-Related Fees. Fees for audit-related services totaled $0 in 2005 and $0 in 2004. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

     Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2005 and $0 in 2004.

     All Other Fees. Fees for all other services not included above totaled $0 in 2005 and $0 in 2004.

     Audit Committee's Pre-Approval Policies and Procedures. The Board of Directors acting as the Audit Committee of Xedar, Inc. has adopted a policy regarding pre-approval of audit and non-audit services provided by Schumacher & Associates, Inc. to Xedar, Inc. All references to the Audit Committee contained herein refer to the Board of Directors acting as the Audit Committee of Xedar, Inc... The policy provides the guidelines necessary to adhere to Xedar's commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy contains a list of prohibited non-audit services, and sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Committee. At least twice a year, the Audit Committee is presented with a report showing amounts billed by the independent auditor compared to the budget approvals for each of the categories of permitted services. The Audit Committee reviews the suitability of the pre-approval policy at least annually. All services were approved by the Audit Committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on July 14, 2006.

                                                  XEDAR CORPORATION


                                                  By:    /s/ Earnest Mathis, Jr.
                                                         -----------------------
                                                         Earnest Mathis, Jr.
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

Signature                  Title                                      Date

/s/ Earnest Mathis, Jr.    President, Chief Executive Officer,    July 14, 2006
-----------------------    Chief Financial Officer (Principal
Earnest Mathis, Jr.        Accounting Officer) and Director