Form 10QSB
period 2006-06-30
XEDAR CORP
filed 2006-08-03
CIK 108770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2006

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

Common Stock, No Par Value, 8,649,705 shares as of June 30, 2006.

Item 1. Financial Statements

                                XEDAR CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                  June 30,    December 31,
                                                                    2006           2005
                                                                -----------    -----------
                                                                (unaudited)    (See Note 1)
                                     ASSETS
CURRENT ASSETS
    Cash                                                        $     3,106    $       292
                                                                -----------    -----------
Total Current Assets                                                  3,106            292

                   Total Assets                                 $     3,106    $       292
                                                                ===========    ===========




                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
     Accounts payable                                           $       154    $       847
     Accrued interest payable                                           773            202
     Loans payable, related party                                    33,044         11,044
                                                                -----------    -----------

                   Total current liabilities                         33,971         12,093
                                                                -----------    -----------



STOCKHOLDERS' (DEFICIT)
     Common stock, no par value. Authorized 50,000,000 shares;
        issued and outstanding 8,649,705 shares                   1,618,299      1,618,299
     Additional paid-in capital                                      50,566         50,566
     Accumulated deficit during development stage                   (40,624)       (21,560)
     Accumulated deficit                                         (1,659,106)    (1,659,106)
                                                                -----------    -----------

                   Total Stockholders' (Deficit)                    (30,865)       (11,801)
                                                                -----------    -----------


         Total Liabilities and Stockholders' (Deficit)          $     3,106    $       292
                                                                ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Three Months  Three Months
                                                    Ended       Ended
                                                  June 30,    June 30,
                                                    2006         2005
                                                -----------    -----------
Revenues                                        $        --    $        --

Operating Expenses
   Accounting fees                                    1,150          1,018
   Legal fees                                        10,108             --
   Shareholder expenses                                 687            463
   Other general & administrative expenses              245             --
                                                -----------    -----------

   Total Operating Expenses                          12,190          1,481

Net Operating (Loss)                                (12,190)        (1,481)

Other (Expense)
   Interest (Expense)                                  (320)            --
                                                -----------    -----------
NET (LOSS)                                      $   (12,510)   $    (1,481)
                                                ===========    ===========
Loss per Share                                       (0.001)           Nil
                                                ===========    ===========


Weighted Average Number of Shares Outstanding     8,649,705      8,649,705
                                                ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                 Six Months  Six Months        Period from October
                                                    Ended       Ended          1, 2004 (Date of New
                                                  June 30,    June 30,          Development Stage)
                                                    2006         2005            to June 30, 2006
                                                -----------    -----------    --------------------
Revenues                                        $        --    $        --    $                 --


Operating Expenses
   Accounting fees                                    7,300          3,468                  10,918
   Legal fees                                        10,108             --                  22,938
   Shareholder expenses                                 841            927                   5,733
   Other general & administrative expenses              245             --                     263
                                                -----------    -----------    --------------------

   Total Operating Expenses                          18,494          4,395                  39,852

Net Operating (Loss)                                (18,494)        (4,395)                (39,852)

Other (Expense)
   Interest (Expense)                                  (570)            --                    (771)
                                                -----------    -----------    --------------------

NET (LOSS)                                      $   (19,064)   $    (4,395)   $            (40,624)
                                                ===========    ===========    ====================

Loss per Share                                       (0.002)        (0.000)                 (0.005)
                                                ===========    ===========    ====================


Weighted Average Number of Shares Outstanding     8,649,705      8,649,705               8,649,705
                                                ===========    ===========    ====================



   The accompanying notes are an integral part of these financial statements.


                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Period from October
                                                     For the Six       For the Six     1, 2004 (Date of New
                                                     Months Ended      Months Ended    Development Stage)
                                                     June 30, 2006     June 30, 2005   to June 30, 2006
                                                     --------------   ---------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                      $     (19,064)   $       (4,394)   $            (40,624)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
     Changes in operating assets and liabilities:
      Accounts payable                                        (122)           (1,650)                    928
                                                     -------------    --------------    --------------------

      Net cash (used in) operating activities              (19,186)           (6,044)                (39,696)
                                                     -------------    --------------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                    --                --                     600
      Proceeds from note payable, related party             22,000                --                  33,044
                                                     -------------    --------------    --------------------

      Net cash provided by financing activities             22,000                --                  33,644
                                                     -------------    --------------    --------------------


NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                             2,814            (6,044)                 (6,052)
                                                     -------------    --------------    --------------------


CASH and cash equivalents at beginning of period     $         292    $        8,391    $              9,158
                                                     -------------    --------------    --------------------

CASH and cash equivalents at end of period           $       3,106    $        2,347    $              3,106
                                                     -------------    --------------    --------------------

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest                                             $          --    $           --    $                 --
                                                     -------------    --------------    --------------------
Income taxes                                         $          --    $           --    $                 --
                                                     -------------    --------------    --------------------


   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (a Development Stage Company)
                          Notes to Financial Statements
                            June 30, 2006 (Unaudited)



Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheet as of June 30, 2006, the statements of operations and the statements of cash flows for the three and six month periods ended June 30, 2006 and 2005 have been prepared by Xedar Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2006 and for all periods presented, have been made.

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

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $ 28,115 during the period from October 1, 2004 (date of new development stage) through June 30, 2006, and there is no assurance that the Company will generate revenue or earn profit in the future. Effective October 1, 2004 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company.

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

Note 5 - Note Payable, Related Party
------------------------------------

                                                     June 30,    December 31,
                                                        2006          2005
                                                     --------      ----------
Revolving line of credit to a related party,         $ 23,044      $    1,044
interest at the annual rate of 6%, aggregate line of credit $75,000, available credit at December 31, 2005 is $70,956. The note is uncollateralized and is payable on demand.

Notes payable, related parties, interest at            10,000          10,000
8%.  The notes are uncollateralized and are
payable on demand.                                   --------      ----------
                                                     $ 33,044      $   11,044
                                                     --------      ----------

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005
-------------------------------------------------------------------------------

No operating revenues were generated during the three months ended June 30, 2006 and June 30, 2005. Operating expenses increased by $ 10,709 to $ 12,190 for the three months ended June 30, 2006. The increased operating expenses resulted principally from increased legal and accounting fees paid in 2006 as compared with 2005. The Company's net loss increased to $ 12,510 for the three months ended June 30, 2006 compared to $ 1,481 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005
---------------------------------------------------------------------------

     No operating revenues were generated during the six months ended June 30, 2006 and June 30, 2005. Operating expenses increased by $ 14,099 to $ 18,494 for the six months ended June 30, 2006. The increased operating expenses resulted principally from increased legal and accounting fees paid in 2006 as compared with 2005. The Company's net loss increased to $ 19,064 for the six months ended June 30, 2006 compared to $ 4,395 for the six months ended June 30, 2005.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2006, the Company had a working capital deficit of ($30,865), compared to working capital deficit of $($11,801) at December 31, 2005.

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


Date:    August 3, 2006              XEDAR CORPORATION
                                       (Registrant)


                                   /s/ Earnest Mathis, Jr.
                                   -----------------------
                                   Earnest Mathis, Jr.
                                   Chief Executive Officer, President,
                                   Chief Financial Officer,
                                   (Principal Accounting Officer) and Director