Form 10QSB
period 2006-09-30
XEDAR CORP
filed 2006-11-14
CIK 108770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended September 30, 2006

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

Common Stock, No Par Value, 8,649,705 shares as of September 30, 2006.

Item 1. Financial Statements

                                XEDAR CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                               September 30,   December 31,
                                                                    2006           2005
                                                                -----------    -----------
                                                                (unaudited)    (See Note 1)
                                     ASSETS
CURRENT ASSETS
    Cash                                                        $       273    $       292
                                                                -----------    -----------
Total Current Assets                                                    273            292

                   Total Assets                                 $       273    $       292
                                                                ===========    ===========




                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
     Accounts payable                                           $       155    $       847
     Accrued interest payable                                         1,322            202
     Loans payable, related party                                    33,044         11,044
                                                                -----------    -----------

                                    Total current liabilities        34,521         12,093
                                                                -----------    -----------



STOCKHOLDERS' (DEFICIT)
     Common stock, no par value. Authorized 50,000,000 shares;
        issued and outstanding 8,649,705 shares                   1,618,299      1,618,299
     Additional paid-in capital                                      50,566         50,566
     Accumulated deficit during development stage                   (44,007)       (21,560)
     Accumulated deficit                                         (1,659,106)    (1,659,106)
                                                                -----------    -----------

                   Total Stockholders' (Deficit)                    (34,248)       (11,801)
                                                                -----------    -----------


         Total Liabilities and Stockholders' (Deficit)          $       273    $       292
                                                                ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Three Months   Three Months
                                                    Ended         Ended
                                                September 30,  September 30,
                                                    2006          2005
                                                -----------    -----------
Revenues                                        $        --    $        --


Operating Expenses
   Accounting fees                                      850             --
   Legal fees                                           860         10,000
   Shareholder expenses                               1,123            463
   Other general & administrative expenses               --             --
                                                -----------    -----------

   Total Operating Expenses                           2,833         10,463

Net Operating (Loss)                                 (2,833)       (10,463)

Other (Expense)
   Interest (Expense)                                  (550)            --
                                                -----------    -----------
NET (LOSS)                                      $    (3,383)   $   (10,463)
                                                ===========    ===========
Loss per Share                                          Nil          (.001)
                                                ===========    ===========


Weighted Average Number of Shares Outstanding     8,649,705      8,649,705
                                                ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Nine Months    Nine Months    Period from October
                                                    Ended       Ended        1, 2004 (Date of New
                                               September 30,  September 30,   Development Stage)
                                                    2006         2005         to September 30, 2006
                                                -----------    -----------    --------------------
Revenues                                        $        --    $        --    $                 --


Operating Expenses
   Accounting fees                                    8,150          3,468                  11,768
   Legal fees                                        10,968         10,000                  23,797
   Shareholder expenses                               1,964          1,390                   6,857
   Other general & administrative expenses              245             --                     263
                                                -----------    -----------    --------------------

   Total Operating Expenses                          21,327         14,858                  42,685

Net Operating (Loss)                                (21,327)       (14,858)                (42,685)

Other (Expense)
   Interest (Expense)                                (1,120)            --                  (1,322)
                                                -----------    -----------    --------------------

NET (LOSS)                                      $   (22,447)   $   (14,858)   $            (44,007)
                                                ===========    ===========    ====================

Loss per Share                                       (0.002)        (0.001)                 (0.005)
                                                ===========    ===========    ====================


Weighted Average Number of Shares Outstanding     8,649,705      8,649,705               8,649,705
                                                ===========    ===========    ====================



   The accompanying notes are an integral part of these financial statements.


                                XEDAR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                   Period from October
                                                         For the Nine          For the Nine       1, 2004 (Date of New
                                                         Months Ended         Months Ended         Development Stage)
                                                     September 30, 2006    September 30, 2005    to September 30, 2006
                                                     ------------------    ------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                      $         (22,447)    $         (14,858)    $              (44,007)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
     Changes in operating assets and liabilities:
      Accounts payable                                             428               (1,650)                     1,478
                                                     -----------------     -----------------     ----------------------

      Net cash (used in) operating activities                  (22,019)              (16,508)                   (42,529)
                                                     -----------------     -----------------     ----------------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                        --                    --                        600
      Proceeds from note payable, related party                 22,000                10,000                     33,044
                                                     -----------------     -----------------     ----------------------

      Net cash provided by financing activities                 22,000                10,000                    33,644
                                                     -----------------     -----------------     ----------------------


NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                   (19)                (6,508)                   (8,885)
                                                     -----------------     -----------------     ----------------------


CASH and cash equivalents at beginning of period     $             292     $           8,391     $                9,158
                                                     -----------------     -----------------     ----------------------

CASH and cash equivalents at end of period           $             273     $           1,883     $                  273
                                                     -----------------     -----------------     ----------------------

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest                                             $              --     $              --     $                   --
                                                     -----------------     -----------------     ----------------------
Income taxes                                         $              --     $              --     $                   --
                                                     -----------------     -----------------     ----------------------


   The accompanying notes are an integral part of these financial statements.

                                XEDAR CORPORATION
                          (a Development Stage Company)
                          Notes to Financial Statements
                         September 30, 2006 (Unaudited)


Note 1- Unaudited Financial Statements
--------------------------------------

The balance sheet as of September 30, 2006, the statements of operations and the statements of cash flows for the three and nine month periods ended September 30, 2006 and 2005 have been prepared by Xedar Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006 and for all periods presented, have been made.

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

Xedar has an unwritten policy that it will not acquire or merge with a business or company in which Xedar's management or their affiliates or associates directly or indirectly have a controlling interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

The Company is a start-up company that has not had any significant revenue since inception. The Company realized a net loss of approximately $ 44,007 during the period from October 1, 2004 (date of new development stage) through September 30, 2006, and there is no assurance that the Company will generate revenue or earn profit in the future. Effective October 1, 2004 (date of new development stage), the Company commenced activities to become current in reporting with the SEC with the intention to become a publicly trading company.

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

Note 5 - Note Payable, Related Party
------------------------------------

                                                   September 30,    December 31,
                                                        2006          2005
                                                   -------------    ------------
Revolving line of credit to a related party,       $      23,044    $      1,044
interest at the annual rate of 6%, aggregate line of credit $75,000, available credit at December 31, 2005 is $70,956. The note is uncollateralized and is payable on demand.

Notes payable, related parties, interest at               10,000          10,000
8%.  The notes are uncollateralized and are
payable on demand.                                 -------------    ------------
                                                   $      33,044    $     11,044
                                                   -------------    ------------

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three Months Ended September 30, 2006 compared with Three Months Ended September 30, 2005

     No operating revenues were generated during the three months ended September 30, 2006 and September 30, 2005. Operating expenses decreased by $ 7,630 to $ 2,833 for the three months ended September 30, 2006. The decreased operating expenses resulted principally from decreased legal fees paid in 2006 as compared with 2005. The Company's net loss decreased to $ 3,383 for the three months ended September 30, 2006 compared to $ 10,463 for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 compared with Nine Months Ended September 30, 2005

     No operating revenues were generated during the nine months ended September 30, 2006 and September 30, 2005. Operating expenses increased by $ 6,469 to $ 21,327 for the nine months ended September 30, 2006. The increased operating expenses resulted principally from increased accounting fees paid in 2006 as compared with 2005. The Company's net loss increased to $ 22,447 for the nine months ended September 30, 2006 compared to $ 14,858 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

     As of September 30, 2006, the Company had a working capital deficit of ($34,248), compared to working capital deficit of $($11,801) at December 31, 2005.

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


Date:    November 13, 2006              XEDAR CORPORATION
                                       (Registrant)


                                   /s/ Earnest Mathis, Jr.
                                   -----------------------
                                   Earnest Mathis, Jr.
                                   Chief Executive Officer, President,
                                   Chief Financial Officer,
                                   (Principal Accounting Officer) and Director