Form 10KSB
period 2006-12-31
XEDAR CORP
filed 2007-03-16
CIK 108770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-08356

XEDAR CORPORATION
(Name of small business issuer as specified in its charter)
COLORADO	84-0684753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8310 South Valley Highway, Suite 220 Englewood, CO 80112
(Address of principal executive offices)

(303) 377-0033
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year: $6,237,339

As of January 31, 2007, there were 19,590,518 shares of the issuer’s no par value common stock outstanding and the aggregate market value of the common stock (based upon the average bid and asked prices on such date) of the issuer held by non-affiliates was approximately $28,351,497.

Transitional Small Business Disclosure Format. Yes ☐ No ☒
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders anticipated to be held on April 24, 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements included in this report, other than statements of historical fact, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” These forward-looking statements, which are subject to risks, uncertainties, and assumptions, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward looking statements. In particular, you should consider the risks outlined under "Risk Factors." Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. You should not rely upon forward-looking statements as predictions of future events. These forward-looking statements apply only as of the date of this report; as such, they should not be unduly relied upon as circumstances change. Except as required by law, we are not obligated, and we undertake no obligation, to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this report or those that might reflect the occurrence of unanticipated events.

Fiscal Year End
Our fiscal year ends on December 31 of each year. Unless otherwise indicated, references herein to an individual year means the fiscal year ended December 31. For example, “2006” refers to the fiscal year ended December 31, 2006.

Part I

Item 1. Description of Business.

Overview
We have two primary lines of business.

First, we obtain federal geographical and land information ownership data from the Bureau of Land Management and state and county geographical and land information data from various states and counties and convert this information into databases that are sold to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land. This service is offered both on compact disc and through an Internet site. Nearly all sales are on an annual or quarterly subscription basis. We also offer production mapping services to a number of clients.

Second, we provide information technology systems and enterprise assurance and security analysis services to various federal government agencies. We use an internally-developed systems security analysis tool to improve the efficiency of our consultants, which allows us to bid more competitively for new work.

We have over 200 commercial and government customers. Approximately 75% of our revenue is derived from government customers, which include the Department of State, the National Park Service, the Internal Revenue Service, the Bureau of Land Management, the Bureau of Reclamation, and the U.S. Forest Service. Our commercial customers include most of the major domestic petroleum companies including: Anadarko Petroleum, BP America, ConocoPhillips, Devon Energy, EnCana, Shell, Williams Production, and Yates Petroleum.

Our principal executive offices are located at 8310 South Valley Highway, Suite 220, Englewood, Colorado 80112 and our telephone number is 303-377-0033. We also maintain an Internet site at www.xedarinc.com. Our common stock trades in the Over-the-Counter market (OTC.BB) under the ticker symbol “XDRC.OB.”

Company History
We are a Colorado corporation, incorporated in 1974. Since 2003, and prior to December 31, 2006, we engaged in minimal operations. Effective December 31, 2006, through a wholly owned subsidiary formed specifically for that purpose, we merged with Premier Data Services, Inc., a Delaware corporation, as reported in our Current Report on Form 8-K filed on January 5, 2007. Before the merger there was no material relationship between us, our affiliates, and Premier Data Services, Inc. Post merger, we conduct the business of Premier Data Services, Inc., through our wholly owned subsidiary, Premier Data Services, Inc. The transaction has been accounted for as a reverse acquisition of Xedar Corporation by Premier Data Services, Inc. and Premier Data Services, Inc is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of Premier Data Services, Inc. have been presented for the comparative prior period. Premier Data Services, Inc. was formed in 1994 by four partners, three of whom remain with us today. We issued a string of successful land database and mapping products, including ClaimFinder® in 1995, LeaseFinder® in 1996, LotFinder® and CartéView® in 1997, Lease Sale System in 1998, Land Link® in 1999, PDS Studio® in 2001, Launch Pad in 2002, Map Layout Express in 2003, Map Server in 2004 and the Historical Lease Sale database in 2006. Also, we developed a number of custom applications for selected Federal Government clients, such as the BLM Lease Sale System, Mining Claim ADP, and OG Map II software. These custom applications expanded our base of development experience, allowing us to transfer technology from our custom design work into packaged software products.

Initial sales efforts were targeted primarily at the mining industry, followed by the oil & gas industry and then the federal government market, with sales to the Bureau of Land Management (BLM), Bureau of Reclamation, and U.S. Forest Service.

We acquired FuGEN, Inc., a Maryland-based software development and systems consulting company, in early 2002. This gave us an expanded foothold in the federal government marketplace, which has led to major information technology systems and enterprise security consulting projects with the Department of State, the Veterans Administration, the Bureau of Land Management, and the National Park Service. FuGEN was also founded in 1994. The founder and the initial two members of FuGEN’s executive staff are still active in our day-to-day operations.

We, through our subsidiary PDS GIS/LIS, Inc., a Delaware corporation, acquired Land Links Company Ltd., a New Mexico Limited Liability Company pursuant to an Interest Purchase Agreement dated January 1, 2007. This acquisition expanded our foothold in the geographic information systems arena.

Capital Structure
Our authorized common stock consists of 50,000,000 shares of common stock, no par value per share. Each owner of our common stock has equal right to dividends and voting and there are no preemptive rights associated therewith.

Geographical Information Systems Segment
Our Geographical Information Systems (“GIS”) segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records. In fiscal year 2006, our GIS segment’s client base included the Bureau of Land Management, the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers. Approximately 50% of our GIS segment’s revenues come from subscriptions to its database products, and 50% from its GIS production services. There is typically a modest decline in revenues related to GIS production services during the fourth quarter of each year, due to reduced client activity levels and a smaller number of business days than in other quarters.

Customers who use the land database products can access information through an internet site or by compact disc. The database products provide database queries, reports, and digital maps for over 13,000,000 Bureau of Land Management and state land records in the Rocky Mountain area of the United States. Users can investigate such land information as competitor activity, federal and state lease ownership, lot and tract survey data, open federal acres, split estate lands, and trend acreage positions.

In the area of production services, our GIS segment provides data editing and enhancement, scanning, data conversion, data integration, and custom mapping. The typical customer uses these services to convert existing GIS data into a digital format, or to integrate disparate data sets.

Information Technology Consulting Segment
Our consulting segment provides independent verification and validation and information assurance on large projects within several federal agencies. In fiscal year 2006, our consulting segment’s client base included the National Park Service as a prime contractor, and the Internal Revenue Service, USAID and the Department of State as a subcontractor. The Department of State contract represents 46% of the segment’s revenues. There is typically a modest decline in consulting revenues during the fourth quarter of each year, due to a smaller number of business days than in other quarters that is driven by a high concentration of mandatory federal government holidays.

Other Segments
Our customer relationship management segment provided software maintenance support, and was sold in November 2006. Our justice information systems segment created and installed court case management systems, and was sold to Justice Systems, Inc. in February 2007.

Product Development and Technology
Our product development efforts and use of technology focus on the collection, management, and delivery of critical information to our customers through our database offerings. The management and expansion of our databases are central to our product development efforts. We continuously update and refine our databases through proprietary methods and the use of technology encompassing the following steps:

•	Gathering content from outside sources;
•	Authenticating the content based on error-checking routines;
•	Translating this information into useable formats;
•	Tagging the information for multiple attributes and indexing for retrieval purposes;
•	Posting to our Internet site for access by customers, or writing the information to compact discs for delivery to customers.

It is our ability to gather data from disparate sources, and the use of our proprietary software and data management capabilities, which allow improved access to this data, coupled with our authentication and error-checking routines, that differentiates the services we offer.

We use proprietary and non-proprietary technologies that index critical information in a variety of ways, such as broad field categories, document type, and document title. We employ robust, redundant storage technology to ensure that its critical information is highly available. Our processes allow for updating as soon as new information becomes available.

Customers
We have a diverse customer base that includes many of the largest companies or government entities in the industries we serve. Our government customers include counties, states, and the federal government. The majority of our GIS customers are comprised of large multi-national and national oil and exploration companies. In 2006, our largest two customers generated 37% of our total revenue.

Government Contracts
We sell our products and services to various government agencies and entities. One contract, through a prime contractor with the Department of State, comprised 27% of our total 2006 revenue. Our government contracts are subject to terms that would allow for termination at the election of the government. With the exception of the Department of State contract, we believe that no termination of any contract or subcontract at the election of the government would have a material adverse impact on our financial results.

Sales and Marketing
A sales focus is embedded throughout all levels of our corporate culture and has contributed significantly to our consistently strong revenue growth and current sales funnel. We have two full time sales people, yet we have eight employees with a large portion of their focus and responsibilities connected to sales. In addition to our own personnel, we have multiple teaming and reseller relationships, which are utilized as an economical means to promote, install and maintain our products and services.

We support this sales focus through a combination of marketing efforts which include a well maintained, functional and attractive web site, a quarterly e-news letter to all clients, attendance at selected trade shows, participation in selected trade associations and an assortment of collateral materials.

Federal land data customers are easy to identify because any government agency involved with land use in the western United States must have access to information such as that available through our products. In most cases, such as the Bureau of Land Management, there is already an in-house staff that is reviewing land data and creates maps, but it does so mostly by hand. The value proposition presented in these instances focuses on labor savings, improved customer service, time reduction and the improved accuracy to be realized by implementing our products. The main obstacles in closing government sales involve the allocation of funds (which frequently lengthens the sales cycle into the following fiscal year), the lengthy approval process to which most government purchases are subjected and the tendency for internal development versus outsourcing.

Our commercial oil and gas customers are easily identified, because they appear in the databases provided by the Bureau of Land Management as current federal land leaseholders or bidders for land that is being made available. Our commercial sales staff contacts potential customers based on this information, which is prioritized by the number of lease holdings per customer. One-on-one meetings, which include product demonstrations, follow initial contacts with potential customers. Customers are also identified at trade shows, which are attended by our sales staff on a regular basis. The full sales cycle for oil and gas customers is in the range of three to four months.

Federal systems security projects require considerable face-to-face discussion with the senior information technology managers of a federal department, agency, or bureau. The emphasis in these meetings is on the technical approach to be taken by us, which calls for in-depth discussions of client needs. After initial approval, these projects are given to a contracting manager, who determines the funding vehicles to be used, reviews the proposals, and assigns contracts. In some cases, we do not have access to a particular funding vehicle, and so we have managed projects from the position of a subcontractor to another entity with the appropriate funding vehicle. Our strategy to expand by acquisition, as discussed further below, should give us sufficient mass to bid directly on a larger proportion of major government systems security projects, thereby allowing us to act as the prime contractor and potentially garner a larger share of the revenue from each project.

The sales cycle for systems security projects ranges from three months to a year, with very large projects occasionally requiring a longer sales cycle.

Customer Support
Our customer support program includes customer service, training, and surveys:
•	Customer service. We maintain a customer service desk at our Colorado location, which is open during regular business hours to assist customers using our land databases.
•	Customer training. We have posted our training manuals on our Internet site, and also periodically release training tips to all registered users of our products.
•
Customer surveys. We periodically issue an Internet-based survey to our customers to determine what types of land databases they would like to see us produce, and the priority in which those databases should be released.

All customer contacts handled through the customer service desk are tracked using a customer relationship management database. This database is periodically reviewed and summarized on a monthly basis, with key issues being brought to the attention of managers for further action.

Competition
The dominant player in the GIS marketplace is Environmental Systems Research Institute (ESRI), which is the largest GIS company in the world. ESRI is a privately held company. ESRI’s target market is top-level major GIS systems. We are an ESRI Business Partner that builds extensions to ESRI products to integrate with its client’s specific business processes. We rarely compete with ESRI; rather, our product offerings are complementary. Our land database products and related production services compete with offerings from InfoPipe Inc., Divestco Inc., Geographic Technologies Group, LandWorks, Inc., and WhiteStar, Inc. In addition, the Federal government itself can be considered a competitor, since it is making an increasing amount of land data available to the public via the Internet and other means. Thus far, the competitive threat posed by the Federal government has not been significant due to the primitive format in which the government provides data, as well as the lack of any tools to browse or easily search such data.

Our consulting segment competes against a large number of companies, and has subcontracted with several of them. Competitors include CACI, SCS, SAIC, STG, Inc., ITS Services, NCI Information Services and Stanley Associates. We differentiate our self by virtue of the quality of the services we deliver, as well as the use of an internal analysis tool that improves the efficiency of our consultants. The segment’s quality of service has resulted in several of our projects extending for many years.

Intellectual Property
We rely heavily on intellectual property, including intellectual property we own and intellectual property licensed from third parties. We regard our trademarks, copyrights, licenses, and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, dealers, and others, to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violation or misuse.

Intellectual property licensed from third parties is a vital component of our offerings and, in many cases, cannot be independently replaced or recreated by us or others. We have longstanding relationships with the government agencies, and manufacturers from whom we license information. Almost all of the licenses that we rely upon are nonexclusive and expire within one to two years unless renewed.

We have trademarked, or applied for trademarks, on the names of many of our products, and we have exercised reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violations or misuse.

Employees
As of December 31, 2006, we had approximately 45 total employees, of which 4 were part time employees, and all of whom are located within the United States. None of the employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Available Information
Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.xedarinc.com, as soon as reasonably practicable after they are filed electronically with the SEC. We have also posted our code of conduct and code of ethics on our website. In addition, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549 and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Further the SEC maintains a website at www.sec.gov that contains copies of our reports, proxy and information statements, and other information concerning us. Copies of our reports, proxy and information statements are also available, without charge, when requested in writing from Xedar Corporation, attn: Secretary, 8310 South Valley Highway, Suite 220, Englewood, CO 80112.

Item 1A. Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report . If any of the events or developments described below actually occurs, our business, financial condition, and results of operations may suffer. In that case, the trading price of our common stock may decline and you could lose all or part of your investment.

Risk Related to Our Business

We depend on database content obtained through agreements with third parties, and the failure to maintain these agreements could prove harmful to our business.

A significant proportion of the content we use in our database products is obtained from either commercial or government entities under licensing agreements or requests under the Freedom of Information Act. In particular, information obtained from government entities cannot be obtained elsewhere. If the government entities restrict or withdraw their content from us, some of our products would be cancelled, which would adversely affect our financial condition.

Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.

In 2006, we obtained approximately 24% of our revenue from subscriptions to our database products. Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms. A failure to achieve high annual renewal rates on commercially acceptable terms would have a material adverse effect on our business, financial condition, and operating results.

Our growth strategy may prove unsuccessful.

Our growth strategy involves broadening our database product line, as well as expanding the range of geographic information systems services offerings, and increasing our penetration into the federal government system security market. Land databases are difficult to acquire and make commercially viable, while the addition of new geographical information systems services are highly dependent on our ability to acquire other companies. Further, increased penetration into the systems security market requires the addition of experienced sales staff, who are difficult to acquire and retain. If we are unable to surmount these issues, our operating performance, including our ability to generate additional revenues on a profitable basis, may be adversely affected.

We may be unable to identify potential acquirees, complete acquisitions, or integrate acquisitions into our operations.

We intend to selectively pursue acquisitions to complement our internal growth. There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions depends substantially on our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner. We can provide no assurance that we will be successful in integrating acquired businesses or that acquired businesses will perform at anticipated levels. In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations and divert management’s attention from day-to-day operations.

We are affected by conditions and trends in our targeted industries, which may inhibit our ability to grow or otherwise adversely affect our business.

We derive substantially all of our revenue from customers in the oil and gas industry and the federal government. As a result, our business, financial condition, and results of operations depend upon conditions and trends affecting these industries generally. For example, there is an ongoing consolidation trend in the oil and gas industry that has resulted in a reduction of many database subscriptions as our subscribers combine their operations. Also, the federal government has substantially reduced its spending in order to channel funding into various war efforts, resulting in funding reductions on several system security projects. Thus, if continued, these trends could have a material adverse effect on our business. A failure to maintain revenues and margins would have a material adverse effect on our business, financial condition, and operating results.

The loss of key personnel could impair our future success.

Our future success depends in part on the continued service of our executive officers and other key management, sales, consulting, and operations personnel and on our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of the services of one or more of our key personnel, officers or directors, or our inability to recruit replacements for such personnel or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results, and financial condition.

We operate in competitive markets, which may adversely affect our market share and financial results.

Our competitors have significant financial and information-gathering resources, recognized brands, technological expertise, and market experience. These competitors are continuously enhancing their products and services, developing new products and services, and investing in technology to better serve the needs of their existing customers and to attract new customers.

Our land database products compete with offerings from InfoPipe Inc., Divestco Inc. and WhiteStar, Inc. In addition, the federal government itself can be considered a competitor, since it is making an increasing amount of land data available to the public via the Internet and other means. Our consulting segment competes against a number of companies, and has subcontracted with several of them. Competitors include CACI, CSC, SAIC, STG, Inc., ITS Services, NCI Information Services and Stanley Associates.

We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services to meet the demands of our customers. Increased competition may require that we reduce the prices of our offerings or make additional capital investments, which could adversely affect our margins. If we are unable or unwilling to do so, we may lose market share in our target markets and our financial results may be adversely affected.

We could experience system failures, which could interrupt customer access to our Internet site, shut down various databases linked to our Internet site, or prevent us from distributing information to our customers by other means.

Our ability to protect our data center against damage from fire, power loss, telecommunications failure, or other disasters is critical. Any delays or failures in our systems or errors in the technology that we use to store and deliver content to our customers would harm our business. The growth of our customer base may also strain our systems in the future. In addition, our products could be affected by failures of third-party technology used in our products and internet site, and we may have no control over remedying such failures. Any failures or problems with our systems could force us to incur significant costs to remedy such failures or problems, decrease customer demand for our products, tarnish our reputation, and harm our business.

Shares eligible for future sale could depress the price of our shares.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our shares. As of December 31, 2006, we had 18,030,518 shares of common stock outstanding. Our principal stockholders are entitled to require us to register such shares under the Securities Act of 1933 and, in some cases, are subject to the lock-up agreements described below. Any sales of common stock by us or our principal stockholders, or the perception that such sales might occur, could have a material adverse effect on the price of our shares.

Substantially all of our shareholders have agreed not to sell or otherwise dispose of their shares of common stock until July 2007, with the exception of two shareholders who own approximately 2,230,000 shares, and who may sell those shares at any time, subject to applicable securities law. However, upon the expiration of the lock-up periods, a significant number of shares of our common stock will, subject to applicable securities law, become freely tradable, which could depress the market price of our stock.

The price of our common stock may be volatile and may be affected by market conditions beyond the our control.

Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond the our control, including:

•	Quarterly variations in actual or anticipated results of operations;
•	Changes in financial estimates by securities analysts;
•	Actions or announcements by us or our competitors;
•	Regulatory actions;
•	Litigation;
•	Loss or gain of major customers or content providers;
•	Additions or departures of key personnel; and
•	Future sales of our common stock.

Market fluctuations could result in volatility in the price of our common stock, which could cause a decline in the value of your investment. In addition, if our operating results fail to meet the expectations of stock analysts or investors, we may experience an immediate and significant decline in the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property.

Offices
We lease approximately 8,200 square feet of office space in Englewood, Colorado, which comprises our headquarters, and we lease approximately 3,500 square feet of office space in Rockville, Maryland. Our lease in Englewood, Colorado requires monthly payments of $13,623 and expires in May 2008 and our lease in Rockville, Maryland requires monthly payments of $8,083 and expires in May 2009. We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Subsequent to the period covered by this report, we acquired Land Links Company, Ltd., which leases approximately 2,600 square feet of office space in Albuquerque, New Mexico. This lease requires monthly payments of $2,200 and expires in March 2010.

Item 3. Legal Proceedings.

We are not party to any material litigation and are not aware of any pending or threatened litigation that could have a material adverse effect upon our business, operating results, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2006, one matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise. The meeting was held December 19, 2006, and was a special meeting. At the meeting the shareholders were asked to approve a proposal to authorize a reverse split of the shares of our common stock at a ratio of 1 share for each 8.649705 shares then outstanding, prior to the merger and accounting recapitalization. The reverse split was approved by a vote of 6,667,406 share for the reverse split and 100 shares against the reverse split out of the 8,649,705 shares then outstanding and entitled to vote. The reverse stock split reduced the number of shares of our Common Stock issued and outstanding, but did not change the par value of our common stock, and did not change the number of authorized shares of our common stock.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information
Our common stock trades in the Over-the-Counter market (OTC.BB) under the ticker symbol “XDRC.OB.” As of December 31, 2006, there were approximately 181 holders of record of our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the OTC BB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices. Our shares were not traded publicly in Fiscal 2005.

	High	Low
2006

First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.10	$0.02
Fourth Quarter	$0.30	$0.10

Dividends
We have never declared or paid dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Securities Authorized for Issuance Under Equity Compensation Plans
By resolution of the Board of Directors dated February 9, 2007, we have entered into an equity compensation arrangement or plan with each of our six non-employee directors which provides that each such non-employee director shall receive 10,000 shares of our restricted common stock, vested in thirds annually, commencing December 2007 (i.e., 3334 shares will vest on December 31, 2007, 3333 shares will vest on December 31, 2008, and 3333 shares will vest on December 31, 2009). This equity compensation arrangement or plan has not been approved or ratified by our shareholders. As of December 31,2006, and as of now, we maintained and maintain no other equity compensation plan or arrangements.

Unregistered Sales of Securities
On January 9, 2007, we entered into consulting arrangements with Livestrong Venture Capital Partners, Inc., C.C.R.I. Corporation, and Capital Group Communications for a term of twelve months, pursuant to which we issued to 500,000 shares of our common stock to Livestrong Venture Capital Partners, Inc., 200,000 shares of our common stock to C.C.R.I. Corporation, and 500,000 shares of our common stock to Capital Group Communications as consideration for the financial consulting services to be provided. The shares were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act. The certificates representing the shares have been issued with a restrictive legend and stop transfer instructions have been placed against the certificate. Livestrong Ventures Capital Partners, Inc., C.C.R.I. Corporation, and Capital Group Communications represented that they had full knowledge of our business affairs when they acquired the shares.

Item 6. Management's Discussion and Analysis or Plan of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report and is qualified in its entirety by reference to such financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including those risks discussed in the section titled “Risk Factors”.

Overview
Our wholly owned operating subsidiary, Premier Data Services, Inc., was formed in 1994 by four partners, three of whom remain with us. We issued a string of successful land database and mapping products, including ClaimFinder® in 1995, LeaseFinder® in 1996, LotFinder® and CartéView® in 1997, Lease Sale System in 1998, Land Link® in 1999, PDS Studio® in 2001, Launch Pad in 2002, Map Layout Express in 2003, Map Server in 2004 and the Historical Lease Sale database in 2006. Also, we developed a number of custom applications for selected Federal Government clients, such as the BLM Lease Sale System, Mining Claim ADP, and OG Map II software. These custom applications expanded our base of development experience, allowing us to transfer technology from our custom design work into packaged software products.

In December 2006, Premier Data Services, Inc., completed a reverse acquisition transaction with us. We were a public shell company. In accordance with the terms of the Merger Agreement, we issued 14,082,871 shares of our common stock for 13,685,018 shares of the common stock and 2,685,253 shares of the Series A preferred stock of Premier Data Services, Inc. Immediately after the merger transaction, the former stockholders of Premier Data Services, Inc., owned approximately 85% of the issued and outstanding shares, and the management and a board of directors designated by Premier Data Services, Inc., have been appointed as our officers and directors. The conversion of Premier Data Services, Inc. shares into our shares has been accounted for as a reverse acquisition, since the stockholders of Premier Data Services, Inc. obtained control of us. The following discussion includes the historical book values and results of operations of Premier Data Services, Inc.

Initial sales efforts were targeted primarily at the mining industry, followed by the oil and gas industry and then the federal government market, with sales to the Bureau of Land Management (BLM), Bureau of Reclamation, and U.S. Forest Service. We acquired FuGEN, Inc., a Maryland-based software development and systems consulting company, in early 2002. This gave us an expanded foothold in the federal government marketplace, which has led to major system security consulting projects with the Department of State, USAID, the Bureau of Land Management, and the National Park Service.

Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets. The methods, estimates and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Revenue Recognition
We recognize revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Statement of Position (SOP) 97-2, Software Revenue Recognition.

Sales of critical information and decision-support tools.

A significant proportion of our revenue is derived from the sale of subscriptions to our oil and gas database, which is recognized ratably as delivered over the subscription period.

Sales of services

We provide consulting and GIS production services primarily on a time and materials basis. Revenue related to services performed under time and materials contracts is recognized in the period performed, at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation under the terms of the contract. If the contract includes acceptance contingencies, revenue is recognized in the period in which we receive documentation of acceptance from the customer.

Stock-Based Compensation
Prior to January 1, 2006, Premier Data Services, Inc. accounted for its stock option program under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. No stock based compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 and 2004, as all options Premier Data Services, Inc. granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2006, Premier Data Services, Inc. adopted the provisions of and accounted for stock-based compensation in accordance with SFAS 123R, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Premier Data Services, Inc. elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures. Compensation expense for warrants granted to non-employees has been determined in accordance with SFAS No. 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The adoption of SFAS 123R did not have a material impact on our financial position, results of operations and cash flows. See Note 9 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for the year ended December 31, 2005 and 2004 as if Premier Data Services, Inc. had recorded stock-based compensation expense.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for us beginning in 2007. We are currently assessing the impact of the adoption of SFAS No. 157, but do not expect that it will have a significant impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable beginning in 2007. We are currently assessing the impact of the adoption of SAB No. 108, but do not expect that it will have a significant impact on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for us beginning in 2007. We are currently assessing the impact of the adoption of FIN No. 48, but do not expect that it will have a significant impact on our financial position or results of operations.

Identifiable Intangible Assets and Goodwill
We account for our business acquisitions using the purchase method of accounting. It allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives.

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. Impairments are expensed when incurred.

Liquidity and Capital Resources
We had cash and cash equivalents of $1,354,652 at December 31, 2006. Our total current assets at December 31, 2006 were equal to $2,061,414. We also had the following long-term assets: $1,246,904 in goodwill; $215,088 in computer hardware and software, net; $73,891 in office equipment, furniture and fixtures, and leasehold improvements, net. Our total assets as of December 31, 2006 were $3,597,297.

Our total current liabilities were $1,520,021 at December 31, 2006, which were represented by $578,073 of unrecognized subscription revenue, short-term notes payable to related parties of $383,338, accounts payable of $40,347, a payable to shareholder of $400,000, and other accrued expenses of $118,263.

We have financed our operations primarily through internally generated cash flow. We also have outstanding two notes payable, whose principal and interest totaled $383,338 as of December 31, 2006. The notes accrue interest at 8.5% per annum. The notes are secured by substantially all of our assets.

Net Cash from Continuing Operations - Operating Activities
During the year ended December 31, 2006, our operating activities used $40,045 of cash. This reflected a $610,000 net loss, a $53,000 use of cash that was caused by a reduction in accrued liabilities, and a $10,000 use of cash from other activities; these cash reductions were offset by $292,000 of depreciation, a $17,000 source of cash that was caused by an increase in accounts payable, and a $278,000 source of cash that was caused by a reduction in accounts receivable. During the same period in 2005, our operating activities provided $481,000 of cash. This reflected a $13,000 net profit, which was increased by $312,000 of depreciation. Increases of $126,000 of accrued liabilities and $81,000 of deferred subscription revenue were primary sources of cash.

Net Cash from Continuing Operations - Investing Activities
Net cash used in our investing activities was $54,000 and $156,000 for the years ended December 31, 2006 and 2005, respectively. In both cases, we purchased computer hardware and software to bolster our GIS server operation, as well as to replace existing computer and copier equipment.

Net Cash from Continuing Operations - Financing Activities
Net cash provided by our financing activities was $1,252,000 for the fiscal year ended December 31, 2005, while $290,000 was used by our financing activities for the fiscal year ended December 31, 2005. During fiscal 2006, we obtained $82,000 of short-term financing from a related party, and paid it back. We also obtained $1,330,000 of equity financing and paid down $78,000 of debt to a related party. During fiscal 2005, we obtained $100,000 of short-term financing from a related party, and both paid it back as well as $200,000 previously owed to the same party. In addition, we paid down $90,000 of debt to a related party.

Results of Operations

Revenue
Our revenues decreased from $7,860,000 in 2005, to $6,237,000 in 2006, which was a decrease of 21%. This decrease was almost entirely due to the expiration of several consulting contracts with the federal government.

Our geographical information systems segment experienced a revenue decline from $2,478,000 in 2005 to $2,434,000 in 2006, which was a decrease of 1.8%. This decrease was largely due to several non-recurring outsourced GIS production projects in 2005. A bi-annual inflationary increase in database product prices in early 2007 is expected to increase revenues by $50,000. However, continuing consolidation among commercial oil and gas customers is likely to offset this increase. An acquisition that closed in early 2007 may contribute an additional $350,000 to our GIS segment revenues during 2007, with no significant change in profitability.

Our information technology consulting segment experienced a revenue decline from $4,888,000 in 2005 to $3,299,000 in 2006, which was a decrease of 33%. This decrease was due to the expiration of several short-term consulting contracts with the federal government. Current government contracts supporting this segment’s revenues are expected to continue through 2007. Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenues and profits at this time.

Our customer relationship management segment experienced a revenue decline from $374,000 in 2005 to $182,000 in 2006, which was a decline of 51%. The revenue reduction was caused by an ongoing decline in the number of customers to whom the segment provides maintenance support. This segment was sold in November 2006.

The justice information systems (JIS) segment experienced a revenue increase from $120,000 in 2005 to $322,000 in 2006, which was a 169% increase. This increase was caused by $250,000 billed under a single consulting services contract, while $66,000 was related to JIS projects. The revenues generated by this segment are increasingly unrelated to justice systems, and it was consolidated into our consulting segment as of the end of 2006. This segment was sold in February 2007.

Operating Expenses
Our operating expenses were $6,809,000 and $7,721,000 in 2006 and 2005, respectively. These expenses consisted of $5,396,000 and $6,100,000 of compensation expenses in 2006 and 2005, respectively. The $704,000 decline in compensation expense from 2005 to 2006 was primarily caused by a reduction in those staff associated with several federal consulting projects that were completed during the period. We also incurred general and administrative expenses of $1,413,000 and $1,622,000 in 2006 and 2005, respectively. Bad debt was also reduced by $40,000 during 2006, primarily due to an unusually high bad debt expense in 2005 that was caused by the merger of several customers. Travel and entertainment costs declined by $35,000 in 2006, in approximate proportion to the reduction in headcount during the year. Income tax expense for the consulting division was reduced by $61,000 during 2006, due to the substantial decline in earnings from 2005.

The margin of our consulting segment declined to $175,000 from $1,085,000 for the years ended December 31, 2006 and 2005, respectively. This $910,000 reduction in margin was caused by the completion of a non-recurring federal project in late 2005, as well as a reduction in funding for other projects. In addition, unbillable staff were retained in anticipation of new projects that have not yet occurred, so that the salaries expense did not decline in proportion to the lost revenue.

The margin of our GIS segment increased to $350,000 from $93,000 for the fiscal years ended 2006 and 2005. Of this $257,000 increase, $99,000 was caused by a reduction in the salaries expense, which in turn was caused by the delayed rehiring of two positions, whose occupants left us during the first half of 2006. There was also a decline of $51,000 in bad debt expenses during fiscal 2006, which had been much higher in 2005 when several customers combined and merged the database subscriptions to which they were subscribing. In addition, there was a net decrease of $106,000 in outside services, due to a decline in outsourced production projects in 2006 over 2005.

The margin of our customer relationship management segment declined to $(87,000) in fiscal 2006 from $51,000 in fiscal 2005. Of this $138,000 margin reduction, the primary cause was a revenue decline of $193,000 that was attributable to the departure of several customers, as well the sale of the business in early November 2006, which eliminated the final two months of 2006 revenue recognition. Offsetting the revenue decline was a $19,000 decline in depreciation and a $34,000 salary reduction in 2006.

The margin of our justice information system segment improved to $(261,000) in fiscal 2006 from $(475,000) in fiscal 2005. Of this $214,000 improvement, $131,000 was caused by an increase in revenues due to the continuation of a consulting services contract that began during the second half of 2005.

We expect our operating expenses to increase in the future as we execute our business plan.

Interest expense was $66,000 and $102,000 in 2006 and 2005, respectively. This consisted of interest accrued on notes payable to related parties.

Plan of Operation
Our expansion will be driven by a combination of organic growth and acquisitions in both our GIS segment and our consulting segment. We expect that growth in our GIS segment will be founded upon the acquisition of other companies that provide either related databases that can be combined with our GIS segment’s existing database products, or companies that provide related production services. This should result in an expansion of the GIS segment’s customer base into additional federal and state agencies, most remaining large regional oil and gas production companies to which the segment does not already sell, and more product penetration into the existing customer base.

We expect that growth in the consulting segment will be founded upon the acquisition of other companies, so that we can use the acquired companies’ sales personnel to cross-sell services into existing customers, while also expanding the specialized skill base of all consultants to provide a greater range of services to customers. This should result in both greater sales penetration into existing federal customers and an expansion into additional federal agencies.

Off-Balance Sheet Transactions
We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Xedar Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Xedar Corporation as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with generally accepted accounting principles in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 13, 2007
Denver, Colorado

Xedar Corporation
CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS
Current Assets
Cash and cash equivalents	$1,354,652
Trade accounts receivable, net of allowance for doubtful accounts of $6,230	638,201
Other current assets	68,561
Total Current Assets	2,061,414

Property and equipment, net	288,979

Goodwill	1,246,904
Total Assets	$3,597,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40,347
Payable to shareholders	400,000
Deferred subscription revenue	578,073
Current portion of convertible notes payable to related parties	383,338
Accrued liabilities	118,263
Total Current Liabilities	1,520,021

Stockholders’ Equity
Common stock, no par value, 50,000,000 shares authorized; 18,030,518 shares issued and outstanding at December 31, 2006	3,542,525
Accumulated deficit	(1,465,249)
Total Stockholders’ Equity	2,077,276

Total Liabilities and Stockholders’ Equity	$3,597,297

See notes to consolidated financial statements.

Xedar Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005

Revenue
Sales	$6,237,339	$7,860,152
Cost of sales (principally consulting compensation)	2,960,326	3,506,836
Gross profit	3,277,013	4,353,316
Selling and Administrative Expenses
Compensation and payroll taxes	2,435,955	2,592,706
Other expenses	1,412,662	1,621,856
Total Selling and Administrative Expenses	3,848,617	4,214,562

Net Operating (Loss) Income	(571,604)	138,754

Other Income (Expenses)
Interest expense	(65,942)	(101,565)
Interest income	10,960	8,662

Total Other Expenses	(54,982)	(92,903)

Income (Loss) Before Income Tax	(626,586)	45,851

Income Tax Benefit (Expense)	16,621	(32,604)

Net (Loss) Income	$(609,965)	$13,247

Net Income (Loss) per Share:
Basic	$(0.04)	$0.001
Diluted	$(0.04)	$0.001

Shares Used in Computing Net Income (Loss) per Share:
Basic - pro forma	13,804,696	9,437,692
Diluted - pro forma	13,804,696	14,597,168

See notes to consolidated financial statements.

Xedar Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006 and December 31, 2005

	Series A Convertible					Additional	Retained
	Preferred			Common		Paid-In	Earnings
	Stock			Stock		Capital	(Deficit)	Total
	Shares	Amount		Shares	Amount
Balance - January 1, 2005	3,162,941		$3,163	12,068,813	$12,069	$2,155,694	$(868,531)	$1,302,395
Net income	---		---	---	---	---	13,247	13,247

Balance - December 31, 2005	3,162,941		3,163	12,068,813	12,069	2,155,694	(855,284)	1,315,642

Sale of shares of Common Stock to investors for $1,330,000 in cash	---		---	1,700,788	1,701	1,328,299	---	1,330,000

Issuance of 6,667 shares of Common Stock pursuant to stock option exercise	---		---	6,667	7	1,619	---	1,626

Conversion to common stock in a reverse acquisition	(3,162,941)		(3,163)	979,503	3,488,775	(3,485,612)	---	---
Subtotal (activities prior to merger)	---		---	14,755,771	3,502,552	---	(855,284)	2,647,268

Acquisition of shares for Xedar Corporation	---		---	2,500,072	---	---	---	---

Issuance of 409,090 shares pursuant to conversion of convertible debt	---		---	409,090	409,090	---	---	409,090

Acquisition of control of Xedar Corporation	---		---	(463)	(400,000)	---	---	(400,000)

Recognition of stock option expense for exchange of options	---		---	366,048	30,883	---	---	30,883

Net loss	---		---	---	---	---	(609,965)	(609,965)
Balance - December 31, 2006	---	$	---	18,030,518	$3,542,525	$ ---	$(1,465,249)	$2,077,276

See Notes to Consolidated Financial Statements

Xedar Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(609,965)	$13,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	292,028	312,249
Loss on disposal of property and equipment	13,504	--
Stock issued for services	32,509	--
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	278,226	(36,050)
Other current assets	(22,456)	(10,039)
Increase (decrease) in:
Accounts payable	16,880	(4,770)
Accrued liabilities	(53,217)	125,836
Deferred subscription revenue	12,446	80,504

Net Cash Provided (Used) by Operating Activities	(40,045)	480,977

Cash Flows from Investing Activities
Acquisition of property and equipment	(54,795)	(156,371)
Proceeds from sale of equipment	--	1,050

Net Cash Used by Investing Activities	(54,795)	(155,321)

Cash Flows from Financing Activities
Proceeds from short-term notes payable	82,000	100,000
Payments on short-term notes payable	(159,500)	(300,000)
Payments on long-term notes payable	--	(90,000)
Proceeds from sale of common stock	1,330,000	---

Net Cash Provided (Used) by Financing Activities	1,252,500	(290,000)

Net Increase in Cash	1,157,660	35,656

Cash and Cash Equivalents - Beginning of Year	196,992	161,336

Cash and Cash Equivalents - End of Year	$1,354,652	$196,992

Supplemental Cash Flow Disclosure
Cash paid for interest	$752	$37,223
Cash paid for income taxes	---	$26,152

Payable to shareholders for common stock	$400,000
Conversion of debt and interest to common stock	$409,090

See Notes to Consolidated Financial Statements

Xedar Corporation
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business
Premier Data Services, Inc. began operation in 1994 as a Colorado partnership. On January 19, 2001, Premier Data Services, Inc. reorganized as a Delaware corporation. In December, 2006, it acquired Xedar Corporation in a reverse merger. The transaction has been accounted for as a reverse acquisition of Xedar Corporation (the “Company”) by Premier Data Services, Inc. and Premier Data Services, Inc is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of Premier Data Services, Inc. have been presented for the comparative prior period. The historical cost of the net assets of Xedar Corporation that were acquired was $0. Pro forma information is not presented as the financial statements of Xedar Corporation are insignificant.

The geographical information systems (GIS) segment obtains federal land ownership data from the Bureau of Land Management and converts this into a database that is sold to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land. This service is offered both on compact disc and through an Internet site. Nearly all sales are on an annual or quarterly subscription basis. Production mapping services are also offered to a number of clients.

The consulting segment provides contract computer programming and security analysis services to various governmental agencies. These services involve the analysis, design, and implementation of computer systems for federal and local governmental units.

Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Xedar Corporation and its wholly owned subsidiaries, FuGEN, Inc., Premier Data Services, Inc. and Land Links Company Ltd. All material inter-company accounts and transaction balances have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet dates, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Concentrations of Credit Risk
The Company grants credit in the normal course of business, primarily consisting of accounts receivable and subscriptions receivable. The Company periodically performs credit analyses and monitors the financial condition of its major customers to reduce credit risk.

Two customers comprised 37% of the Company’s sales for the year ended December 31, 2006, and comprised 45% of the Company’s accounts receivable at December 31, 2006. Additionally, one customer comprised 50% of the Company’s sales for the same period in 2005.

Xedar Corporation
Notes to Consolidated Financial Statements

Trade Accounts Receivable
At the time the accounts receivable are originated, the Company considers an allowance for doubtful accounts. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated utilizing the straight-line method over the estimated useful lives for owned assets or to the estimated salvage value, where appropriate, or over the related lease terms for leasehold improvements. Useful lives range from 2 to 10 years.

Goodwill
Goodwill is the result of the Company’s acquisition of all the outstanding stock of FuGEN, Inc. in 2002. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at least annually. These tests will be performed more frequently if there is a triggering event indicating potential impairment.

SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, the fair value of the reporting unit is determined using a discounted cash flows approach. If the net book value of the reporting unit exceeds the fair value, then the second part of the impairment test would be completed. This involves an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

The Company completed its annual goodwill tests, using discounted cash flows to establish the fair value of the reporting unit, and found no goodwill impairment for 2006 or 2005.

Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Revenue Recognition
The Company recognizes revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured. The Company’s revenue recognition policies are based on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Statement of Position (SOP) 97-2, Software Revenue Recognition.

Xedar Corporation
Notes to Consolidated Financial Statements

Sales of critical information and decision-support tools

A significant proportion of the Company’s revenue is derived from the sale of subscriptions to the Company’s oil and gas database, which is recognized ratably as delivered over the subscription period.

Sales of services

The Company provides consulting and GIS production services primarily on a time and materials basis. Revenue related to services performed under time and materials contracts is recognized in the period performed, at standard billing rates. Revenue associated with fixed-price contracts is recognized upon completion of each specified performance obligation under the terms of the contract. If the contract includes acceptance contingencies, revenue is recognized in the period in which the Company receives documentation of acceptance from the customer.

Advertising
The Company expenses advertising costs as they are incurred. No advertising expense was incurred for the years ended December 31, 2006 and December 31, 2005.

Income Taxes
The Company provides for income taxes pursuant to the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

Income (Loss) Per Share
Income (loss) per share excludes any dilutive effects of options, warrants and dilutive securities. Income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 1,771,930 and 157,622 are excluded from the computation of diluted earnings per share for 2006 and 2005, respectively, because their effect is anti-dilutive. The income (loss) per share are shown pro forma, as though the reverse acquisition took place on January 1, 2005.

Use of Estimates
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

Xedar Corporation
Notes to Consolidated Financial Statements

Stock-Based Compensation
Prior to January 1, 2006, Premier Data Services, Inc. accounted for its stock option program under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. No stock based compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2006, Premier Data Services, Inc. adopted the provisions of and accounted for stock-based compensation in accordance with SFAS 123R, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Premier Data Services, Inc. elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures. Compensation expense for warrants granted to non-employees has been determined in accordance with SFAS No. 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The adoption of SFAS 123R resulted in the recognition of $30,883 of compensation cost during the year ended December 31, 2006. The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $13,729 as of December 31, 2006, all of which is expected to be expended during 2007. See Note 9 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for the year ended December 31, 2006 and 2005 as if Premier Data Services, Inc. had recorded stock-based compensation expense.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company beginning in 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157, but does not expect that it will have a significant impact on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. SAB No. 108 is applicable beginning in 2007. The Company is currently assessing the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on its financial position or results of operations.

Xedar Corporation
Notes to Consolidated Financial Statements

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for the Company beginning in 2007. The Company is currently assessing the impact of the adoption of FIN No. 48, but does not expect that it will have a significant impact on its financial position or results of operations.

Note 2 - Property and Equipment
Property and equipment consist of the following:

December 31,
2006
Furniture and fixtures	$71,796
Office equipment	66,306
Computer equipment	434,806
Software	434,218
Leasehold improvements	12,795
1,019,921
Less accumulated depreciation	(730,942)
$288,979

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $292,028 and $312,249, respectively, and is included in other selling and administrative expenses of the statement of operations.

Note 3 - Accrued Liabilities
Accrued liabilities consist of the following:

December 31,
2006
Accrued compensation	$95,803
Other accrued liabilities	22,460
Totals	$118,263

Note 4 - Related Party Transactions
During 2006, the Company borrowed $82,000 from an officer of the Company. All amounts borrowed were paid in full by December 31, 2006. Interest expense incurred on the borrowings was $752 in 2006.

As discussed in Note 8, the Company acquired shares from a shareholder for $400,000 and the amount is included in accounts payable to shareholders in the accompanying consolidated balance sheet at December 31, 2006. The balance was paid in January 2007.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 5 - Convertible Notes Payable to Related Parties
Convertible notes payable to related parties consist of:

December 31,
2006
Convertible Note Payable - Affiliated company of shareholder - due in monthly installments of $5,402 including interest at 8 ½% per annum, maturing in 2009.	$207,079
Convertible Note Payable - Shareholder, due in monthly installments of $4,598 including interest at 8 ½% per annum, maturing in 2009.	176,259
383,338
Less current maturities	383,338
Long-term notes payable to related parties	$--

The Company had notes payable to an affiliate company of a shareholder and a shareholder. In December 2006, the holders of these notes converted a total of $309,927 of interest payable and $99,163 of principal into 409,090 shares of common stock at $1.00 per share. This conversion rate was based on the fair value of the stock after the recapitalization, in accordance with the original agreement. The remaining balance on the notes was cancelled and the Company issued a new note payable for the remaining balance. These notes payable are collateralized by a security interest in all assets of the Company. The holders of these notes have the option to convert all remaining amounts due (both principal and interest) to common stock at $1.00 per share adjusted for all stock splits, stock dividends, combinations of shares, recapitalizations, reclassifications or similar events. There was not a beneficial conversion feature when the notes were issued.

Note 6 - Income Taxes
The Company’s provision for income taxes is as follows:

	12/31/2006	12/31/2005
Current provision:
Federal	---	---
State and local	(16,621)	32,604
Total current provision	(16,621)	32,604

Deferred tax expense (benefit):
Federal	---	---
State and local	---	---
Total deferred tax expense (benefit)	---	---
Income tax expense (benefit)	(16,621)	32,604

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows:

Xedar Corporation
Notes to Consolidated Financial Statements

	12/31/2006	12/31/2005
Federal income tax provision as statutory rate of 34%	(213,089)	25,217
State income taxes, net of federal benefit	(16,621)	32,604
Permanent items	5,873	7,799
Change in valuation allowance	207,166	(33,016)
	(16,621)	32,604

The significant items comprising the Company’s deferred tax assets and liabilities as of December 31, 2006 and December 31, 2005 are as follows:

	12/31/2006	12/31/2005
Deferred tax assets (liabilities) - current:
Accrued liabilities	$27,124	$29,254
Allowance for doubtful accounts	2,276	7,994
Net deferred tax asset (liability) - current	29,399	37,248

Deferred tax assets (liabilities) - non-current
Net operating loss	944,443	807,094
Amortization intangibles	97,498	107,489
Fixed assets	(38,811)	(108,722)
Net deferred tax liability non-current	1,003,130	805,861

Valuation allowance	(1,032,530)	(843,109)
Net deferred tax asset (liability)	---	---

Effective January 31, 2001, the Company converted from partnership status and became a “C” corporation for income tax reporting. As a “C” corporation, the Company is subject to corporate income taxes.

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences between the bases of certain assets and liabilities for financial and tax reporting. The differences will be either deductible or taxable when the assets and liabilities are recovered or settled.

The Company has an income tax loss carryforward of approximately $2,130,000 as of December 31, 2006 that may be offset against future income taxes. Of this amount $1,263,000 at December 31, 2006, is from a subsidiary, FuGEN, Inc., and is subject to an annual limitation of $73,400, resulting from a change in ownership. If not used, these loss carryforwards will expire in various amounts from 2020 to 2023. A valuation allowance has been recorded against the expected future reduction in income tax from the tax loss carryforwards.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 7 - Commitments

Operating Leases
The Company leases facilities under non-cancelable operating leases expiring in 2008 and 2009. Rent expense for the years ended December 31, 2006 and 2005 was $244,967 and $251,712, respectively.

Future minimum lease payments under these leases are approximately as follows (in thousands):

Year Ending December 31,	Operating Leases
2007	$259,302
2008	166,814
2009	41,630
2010	0
2011	0
Thereafter	0

Total at December 31, 2006	$467,746

Note 8 - Series A Convertible Preferred Stock

Effective December 31, 2006 Premier Data Services, Inc. was acquired by Xedar Corporation in a transaction that has been accounted for as a reverse acquisition. Immediately prior to the transaction, Premier Data Services, Inc. had 3,162,941 shares of preferred and 13,776,270 shares of common stock outstanding. These shares were converted into an equivalent number of 14,755,751 Xedar Corporation common shares.

At the same time Premier Data Services, Inc. acquired 463 shares of Xedar Corporation common stock from controlling shareholders of Xedar for $400,000 which is included as a payable to shareholders on the consolidated balance sheet. The $400,000 payable was paid in January 2007. This purchase has been reflected as a reduction of common stock since Xedar Corporation was a public shareholder with no ascertainable goodwill in the transaction. Premier Data Services, Inc. then issued 2,500,072 shares of common stock to acquire the remaining shareholders of Xedar Corporation to complete the acquisition. These shares were valued at zero since there was no ascertainable value to the public shareholders.

After the transaction and as discussed in Note 9, on December 31, 2006, a portion of the outstanding options and all outstanding warrants of Premier Data Services, Inc. were exchanged for 366,048 shares of Xedar Corporation. Additionally, as discussed in Note 5, a related party agreed to convert $409,090 of debt into 409,090 shares of common stock at $1.00 per share.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 9 - Stock Option Plan

Premier Data Services, Inc. established an incentive stock option plan for which 2,000,000 shares of its common stock have been set aside. The plan set the exercise price for employees who are less than 10% shareholders at $0.487694 for 2001; $0.243847 for 2002; $0.59567 for 2003; $0.91719 and $.66932 for two separate grants during 2004; and $0.98747 for 2005; and for employees who are 10% and over shareholders at an exercise price that is 10% higher. The option grants immediately vested. The vesting schedule for remaining options granted prior to 2005 was 1/3 after one year, 1/3 after two years and the final 1/3 after the third year. Retention options awarded in 2005 vested ½ after one year and ½ after two years.

Premier Data Services, Inc. granted 220,622 options during 2005. There were 254,298 options not yet granted as of December 31, 2005. Additionally, Premier Data Services, Inc. amended the plan on March 21, 2002, to grant its stock options for stock options of FuGEN, Inc. that employees of FuGEN, Inc. had previously received. These newly amended options totaled 849,198 at a price of $0.68 per share and the same vesting schedule as previously issued stock options, giving benefit to all prior service of FuGEN, Inc. employees.

During December 2006, the Company exchanged 1,550,717 options and 333,360 warrants from the option and warrant holders, respectively, for 366,048 shares of the Company’s restricted common stock. 76,000 options remain outstanding. All warrants have been exchanged. As a result of this exchange, the Company recognized $30,833 of compensation expense which represents the remaining pro forma expense to be recognized as of the date of exchange.

For the year ended December 31, 2005, Premier Data Services, Inc. has adopted the disclosure-only provisions of Statement of Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for Premier Data Services, Inc.’s stock option plans been determined based on the fair value at the grant date for awards during the period ended December 31, 2005 in accordance with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

2005
Net income - as reported	$13,247
Net loss - pro forma	$(97,512)
Basic income per share - as reported	$0.001
Basic loss per share - pro forma	$(0.008)
Fully diluted income per share - as reported	$0.001
Fully diluted loss per share - pro forma	$(0.008)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005; dividend yield of 0%, expected volatility of 216%; risk-free interest rate of 4.12%; and expected life of 5.29 years. The weighted average grant date fair value of options was $0.99 for 2005.

Xedar Corporation
Notes to Consolidated Financial Statements

The following is a summary of stock option and warrant activity:

	Option Price Per Share	Weighted Average Exercise Price	Number of Shares
Balance, December 31, 2004	$0.24 to $0.92	$0.60	1,484,725

Canceled	$0.24 to $0.68	$0.65	(24,645)
Granted	$0.99	$0.99	220,622
Exercised	---	$0.00	---
Balance, December 31, 2005	$0.24 to $0.99	$0.65	1,680,702

Canceled	$0.68 to $0.99	$0.85	(43,985)
Repurchased	$0.24 to $0.99	$0.64	(1,550,717)
Exercised	$0.24	$0.24	(10,000)
Balance, December 31, 2006	$0.24 to $0.99	$0.65	76,000

Stock Warrants	Warrant Price Per Share	Weighted Average Exercise Price	Number of Shares
Balance, December 31, 2003 through December 31, 2005	$0.49	$0.49	333,360
Repurchased	$0.49	$0.49	(333,360)
Balance, December 31, 2006			---

The weighted average exercise prices of stock options and warrants exercisable at each period end are as follows:

	Option Price Per Share	Weighted Average Exercise Price	Number of Shares
December 31, 2005	$0.24 to $0.99	$0.64	1,617,702
December 31, 2006	$0.68 to $0.99	$0.81	61,250

The following is additional information with respect to those options outstanding at December 31, 2006:

Option Exercise Price per Share	Weighted Average Contractual Life in Years	Weighted Average Exercise Price	Number of Shares
$0.68	5.2	$0.68	35,000
$0.99	8.4	$0.99	41,000
			76,000

Xedar Corporation
Notes to Consolidated Financial Statements

During 2006, Premier Data Services, Inc. adopted Statement of Financial Accounting Standards No. 123 (Revised). This new statement requires that compensation expense be recorded for the value of stock options granted. Premier Data Services, Inc. has elected to apply the modified prospective application whereby the financial statements for the years ended December 31, 2005 and 2004 have not been changed and the disclosures for those periods are consistent with Statement of Financial Accounting Standards No. 123.

No stock options were granted during 2006. As a result, pro forma compensation expense for stock options relates to the prior years’ stock options granted but not yet vested at December 31, 2005. The amount of unrecognized compensation cost relating to options granted but not yet vested amounted to $13,729 as of December 31, 2006, all of which is expected to be expended during 2007.

Note 10 - Employee Benefit Plan
The Company has a 401(k) plan, which covers most of the employees with over 90 days of service. The plan provides for full vesting after 90 days in the plan. The Company’s contribution rate is 50% of employee contributions up to a limit of $1,000 per employee per year. The Company follows the policy of funding the plan contributions as accrued.

Contributions to the plan by Premier Data Services, Inc. were approximately $42,000 and $40,000 for the years ended December 31, 2006 and 2005, respectively.

Note 11 - Segment Information
The Company managed its business and aggregates its operational and financial information in accordance with four reportable segments. Its consulting segment provides independent verification and validation (IV&V) and information assurance on large projects within several federal agencies. Its geographical information systems (GIS) segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records. Its customer relationship management segment provided software maintenance support, and was sold in November 2006. Its justice information systems segment created and installed court case management systems, and was folded into the consulting segment at the end of 2006.

Xedar Corporation
Notes to Consolidated Financial Statements

Financial information for the Company’s business segments was as follows (in thousands):
	As of December 31
	2006	2005
Revenue:
Consulting	$3,299	$4,888
Customer relationship management	182	374
Geographical information systems	2,434	2,478
Justice information systems	322	120
Total	$6,237	$7,860

Income (Loss) from operations:
Consulting	$175	$1,085
Customer relationship management	(87)	51
Geographical information systems	350	93
Justice information systems	(261)	(475)
Corporate expenses	(787)	(741)
Total	$(610)	$13

Identifiable fixed assets:
Consulting	157	$156
Geographical information systems	735	710
Customer relationship management	0	417
Justice information systems	77	75
Other	51	52
Less: accumulated depreciation	(731)	(870)
Total	$289	$540

Depreciation and amortization:
Consulting	$37	$58
Geographical information systems	126	131
Other	129	123
Total	$292	$312

Total asset data is not provided to the chief operating decision maker and therefore is not detailed above.

Note 12 - Subsequent Events
On January 1, 2007, we acquired Land Links Company Ltd., which compiles information for and related to the geographic coordinate database, for 360,000 shares of common stock. This acquisition does not meet the significance tests and the financial statements are not included in this filing.

Xedar Corporation
Notes to Consolidated Financial Statements

On March 1, 2007, we completed the sale of its justice information systems (“JIS”) division to Justice Systems, Inc. for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS division to Justice Systems, Inc. There was no material relationship between the Company and Justice Systems, Inc. prior to the disposition of JIS division assets.

On January 9, 2007, we entered into consulting arrangements with Livestrong Venture Capital Partners, Inc., C.C.R.I. Corporation, and Capital Group Communications for a term of twelve months, pursuant to which we issued to 500,000 shares of our common stock to Livestrong Venture Capital Partners, Inc., 200,000 shares of our common stock to C.C.R.I. Corporation, and 500,000 shares of our common stock to Capital Group Communications as consideration for investor relations and financial consulting services to be provided.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Introduction
"Disclosure Controls and Procedures" are defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

"Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, no assurances can be made that our control system will detect every error or instance of fraudulent conduct, which could have a material adverse impact on our results of operations or financial condition.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within us, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective. There were no changes to our Internal Controls Over

Financial Reporting during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

Item 8B. Other Information.

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information with respect to our directors and executive officers is hereby incorporated by reference to our proxy statement, which definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is posted on our web site at www.xedarinc.com. Any amendments to or waivers from a provision of this code of ethics will be posted on our web site.

Item 10. Executive Compensation.

Information with respect to executive compensation is hereby incorporated by reference to our proxy statement, which definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to the security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference to our proxy statement, which definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 12. Certain Relationships and Related Transaction, and Director Independence.

Information with respect to certain relationships and related transaction and director independence is hereby incorporated by reference to our proxy statement, which definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 13. Exhibits

Number	Description
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)
10.1
Interest Purchase Agreement, dated January 1, 2007, by and between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, by and among Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

14.1*	Code of Ethics
21.1*	Subsidiaries
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
________

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

Information with respect to principal accountant fees and services is hereby incorporated by reference to our proxy statement, which definitive proxy statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xedar Corporation

By:	/s/ Hugh H. Williamson III
Hugh H. Williamson III President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hugh H. Williamson III Hugh H. Williamson, III	President, Chief Executive Officer and Director (Chair)	March 14, 2007
/s/ Steven M. Bragg Steven M. Bragg	Chief Financial Officer, Treasurer and Secretary	March 14, 2007
/s/ Samuel J. Camarata, Jr. Samuel J. Camarata, Jr.	Director	March 15, 2007
Jack H. Jacobs Jack H. Jacobs	Director
Trusten A. McArtor Trusten A. McArtor	Director
/s/ John P. Moreno John P. Moreno	Director	March 15, 2007
/s/ Craig A. Parker Craig A. Parker	Director	March 14, 2007
/s/ Roger J. Steinbecker Roger J. Steinbecker	Director	March 15, 2007

Exhibit Index

Number	Description
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)
10.1
Interest Purchase Agreement, dated January 1, 2007, by and between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, by and among Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

14.1*	Code of Ethics
21.1*	Subsidiaries
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
________

Filed herewith.