Form 10QSB
period 2007-03-31
XEDAR CORP
filed 2007-05-15
CIK 108770

 Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

 ☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2007

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act

    For the transition period from ______ to _______

Commission file number 000-08356

Xedar Corporation
____________________________________________________
(Exact name of small business issuer as specified in its charter)

Colorado
    __________________________________________________
    (State or other jurisdiction of incorporation)

    84-0684753
    __________________________________________________
    (I. R. S. Employer Identification No.)

8310 South Valley Highway, Suite 220
Englewood, CO 80112
_________________________________________________
(Address of principal executive offices)

(303) 377-0033
(Issuer’s telephone number)

N/A
____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements the past 90 days.
 ☒Yes     ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  ☐Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

We had 22,650,518 shares of common stock, no par value, outstanding on May 10, 2007.

Transitional Small Business Disclosure Format (Check one)    ☐ Yes       ☒No

Table of Contents

Page
Part I - Financial Information

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	14

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6. Exhibits	17

Part I

Financial Information

Item 1. Financial Statements

Xedar Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$614,597	$1,354,652
Trade accounts receivable, net of allowance for doubtful accounts of $7,803 and $6,230	1,681,956	638,201
Other current assets	93,134	68,561
Total Current Assets	2,389,687	2,061,414
Property and equipment, net	295,348	288,979
Intangible assets, net	8,292,747
Goodwill	6,054,295	1,246,904
Total Assets	$17,032,077	$3,597,297

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$390,073	$40,347
Payable to shareholders	-	400,000
Deferred subscription revenue	590,809	578,073
Current portion of convertible notes payable to related parties	326,763	383,338
Accrued liabilities and other	507,074	118,263
Total Current Liabilities	1,814,719	1,520,021
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 22,650,518 and 18,030,518 shares issued and outstanding	13,122,324	3,542,525
Common stock subscription issuable	5,108,696	-
Stockholder note receivable	(195,480)	-
Accumulated deficit	(2,818,182)	(1,465,249)
Total Stockholders' Equity	15,217,358	2,077,276
Total Liabilities and Stockholders' Equity	$17,032,077	$3,597,297

See accompanying notes to unaudited consolidated financial statements

Xedar Corporation
Consolidated Statements of Operations

	Quarter Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue
Sales	$1,526,503	$1,710,503
Cost of sales (principally consulting compensation)	811,074	807,189
Gross profit	715,429	903,314

Selling and Administrative Expense
Compensation and payroll taxes	535,246	627,365
Other expense	1,530,351	385,735
Total Selling and Administrative Expense	2,065,597	1,013,100

Net Operating Loss	(1,350,168)	(109,786)
Other Income (Expense)
Interest expense	7,426	16,800
Interest income	(10,191)	(3,623)

Income (Loss) Before Income Tax	(1,352,933)	(96,609)
Income Tax Benefit (Expense)	-	(1,664)

Net Loss	$(1,352,933)	$(98,273)

Net Loss per Share:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

Shares Used in Computing Net Loss per Share:
Basic - pro forma	34,031,049	13,420,530
Diluted - pro forma	34,031,049	13,420,530

See accompanying notes to unaudited consolidated financial statements

Xedar Corporation
Consolidated Statements of Cash Flows

	Quarter Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flow From Operating Activity:
Net Loss	$(1,352,933)	$(98,273)
Adjustments to reconcile net loss to net cash provided by operating activity
Depreciation and amortization	164,125	77,760
Loss on disposition of property and equipment	2,337	-
Stock issued for services	955,315	-
Stock option expense for exchange of options	13,729	-
Accrued interest on note receivable from stockholder	(250)	-
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(98,630)	(40,653)
Other current assets	(23,910)	(33,961)
Increase (decrease) in:
Accounts payable	(15,511)	38,040
Accrued liabilities and other	245,865	(35,394)
Deferred revenue	(164,451)	101,487
Net Cash Provided (Used) by Operating Activity	(274,314)	9,006
Cash Flow from Investing Activity
Acquisition of property and equipment	(56,751)	(29,298)
Net Cash Provided (Used) by Investing Activity	(56,751)	(29,298)
Cash Flow from Financing Activity
Payments on short-term notes payable	(456,575)	(5,700)
Proceeds on long-term notes payable	47,585	-
Proceeds from sale of common stock	-	1,625
Net Cash Provided (Used) by Financing Activity	(408,990)	(4,075)
Net Increase (Decrease) in Cash	(740,055)	(24,367)
Cash and Cash Equivalents - Beginning of the Period	1,354,652	196,992
Cash and Cash Equivalents - End of the Period	$614,597	$172,625
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Shares issued to acquire Land Links Company, Ltd	360,000
Shares issued to acquire Atlantic Systems Corporation	8,250,000
Common stock subscription issuable	5,108,696
Shares issued for consulting services	1,080,000
Shares issued for director fees	147,000
Stock option expense for exchange of options	13,729
Stock issued for exercise of stock options		5,214
Note receivable from shareholder acquired in connection with purchase of Atlantic Systems	(195,480)
Unamortized balance of stock-based compensation	(271,685)

See accompanying notes to unaudited consolidated financial statements

Xedar Corporation
Notes to Financial Statements

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

Premier Data Services, Inc. (Premier), a Delaware corporation, began operation in 1994. In December, 2006, Premier acquired Xedar Corporation (Xedar) in a reverse merger. We accounted for the transaction as a reverse acquisition of Xedar by Premier. Premier is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, we include its assets and liabilities in the accompanying balance sheet at their historical book values and present the results of operations of Premier for the comparative prior period. The historical cost of the net assets of Xedar that we acquired was $0.

Our geographical information systems (GIS) segment obtains federal land ownership data from the Bureau of Land Management and converts it into a database that we sell to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land. We offer this service both on compact disc and through an Internet site. Nearly all sales are on an annual or quarterly subscription basis. We also offer production mapping services to a number of clients.

The consulting segment provides contract computer programming and security analysis services to various governmental agencies. These services involve the analysis, design, and implementation of computer systems for federal and local governmental units. On March 22, 2007, we acquired all of the outstanding stock of Atlantic Systems Corporation (Atlantic). See Note 3. Going forward, Atlantic’s operations will comprise a significant portion of our consulting segment.

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Xedar and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation.

The accompanying financial statements are unaudited, are prepared in accordance with accounting principles generally accepted in the United States and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary in order to make the financial statements not misleading. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our 2006 Annual Report on Form 10-KSB.

Share-Based Payment

Effective January 1, 2006, we began accounting for stock-based compensation in accordance with Statement 123R of the Financial Accounting Standards Board, which replaced Statement 123 and supersedes Accounting Principles Board Opinion 25. Under the fair value recognition provisions of Statement 123R, share-based payments are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

The valuation provisions of Statement 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. We are recognizing estimated compensation for grants that were outstanding as of the effective date over the remaining service periods using the compensation expense estimated for the Statement 123 pro forma disclosures. We determined compensation expense for options granted to non-employees in accordance with Statement 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The adoption of Statement 123R resulted in the recognition of $13,729 and $0 of compensation expense during the quarters ended March 31, 2007 and 2006, respectively. The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $0 as of March 31, 2007. See Note 6 for further information regarding share-based payments.

Reclassifications

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Note 2 - Acquisition of Land Links Company, Ltd.

On January 1, 2007, we acquired Land Links Company, Ltd. (Land Links), a New Mexico limited liability company, which compiles information for and related to the geographic coordinate database, for 360,000 shares of common stock. This acquisition was not material, and thus, separate financial statements are not required.

Note 3 - Acquisition of Atlantic Systems Corporation

On March 22, 2007, we purchased all of the outstanding stock of Atlantic, a Virginia corporation, in a stock-for-stock transaction. The Stock Purchase Agreement (Agreement) is between us, Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J. O. McFalls, III (collectively the “Shareholders” who owned all of the outstanding stock of Atlantic prior to the transaction). We purchased all of the outstanding Atlantic stock from the Shareholders for (i) a closing payment of 3,000,000 shares of our common stock, and (ii) a post-closing payment to be equal to the number of shares of our common stock having a value of $5,108,696 at the time of issuance as more particularly set forth in the Agreement. We had no material relationship with Atlantic or the Shareholders prior to the purchase. The allocation of the purchase price between intangible assets and goodwill has been based upon a preliminary valuation and may be changed after the valuation report is finalized.

Note 4 - Sale of Justice Information Systems Division

On March 1, 2007, we completed the sale of our justice information systems (JIS) division to Justice Systems, Inc. for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS division to Justice Systems, Inc.

Note 5 - Other Common Stock Activity

On January 9, 2007, we entered into consulting arrangements with Livestrong Venture Capital Partners (Livestrong), Inc., C.C.R.I. Corporation (CCRI), and Capital Group Communications, Inc. (Capital) for a term of twelve months, pursuant to which we issued 500,000 shares of our common stock to Livestrong, 200,000 shares of our common stock to CCRI, and 500,000 shares of our common stock to Capital as consideration for investor relations and financial consulting services to be provided.

Note 6 - Stock Options and Warrants

We recognized $13,729 of compensation expense during the quarter ended March 31, 2007 as the result of our adoption of Statement 123R of the Financial Accounting Standards Board. The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $0 as of March 31, 2007. Premier cancelled its stock option plan in December 2006, so no options were granted during the quarter.

Of the 76,000 options remaining outstanding as of December 31, 2006, 10,500 have subsequently expired, leaving 65,500 options outstanding.

Note 7 - Loss per Share

Because we incurred losses for each of the periods reported, we did not include outstanding stock options and warrants in the calculation of diluted weighted average shares outstanding since the effect of such securities would have been anti-dilutive. Accordingly, our basic and diluted weighted average shares outstanding were the same for the quarters reported.

Note 8 - Segment Information

We managed our business and aggregated our operational and financial information within four reportable segments. Our consulting segment provides independent verification and validation (IV&V) and information assurance on large projects within several federal agencies. Our GIS segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records. Our customer relationship management segment provided software maintenance support and was sold in November 2006. Our JIS segment created and installed court case management systems and was folded into the consulting segment at the end of 2006.

Financial information for the quarters ended and as of March 31, 2007, for our business segments was (in thousands):

	2007	2006
Revenue:
Consulting	$841	$963
Customer relationship management	-	63
GIS	686	562
JIS	-	122
Total	$1,527	$1,710

Income (Loss) from operations:
Consulting	$7	$98
Customer relationship management	-	(15)
GIS	(61)	23
JIS	-	(50)
Total	$(54)	$56

Identifiable fixed assets:
Consulting	$231	$157
Customer relationship management	-	417
GIS	590	711
JIS	-	75
Other	8,458	51
Less: accumulated depreciation	(1,008)	(920)
Total	$8,271	$491

Depreciation and amortization:
Consulting	$15	$9
GIS	31	34
Other	154	35
Total	$200	$78

Total asset data is not provided to the chief operating decision maker and therefore is not detailed above.

Item 2. Management's Discussion and Analysis or Plan of Operation

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or our activities, including competition and ability to gain market acceptance of products; success of our operating and investment initiatives; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with, various government regulations; slower than anticipated completion of research and volatility in the trading price of our securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference.

Overview

(a)  Our wholly owned operating subsidiary, Premier, was formed in 1994 by four partners, three of whom remain with us. We issued a series of successful land database and mapping products, including ClaimFinder® in 1995, LeaseFinder® in 1996, LotFinder® and CartéView® in 1997, Lease Sale System in 1998, Land Link® in 1999, PDS Studio® in 2001, Launch Pad in 2002, Map Layout Express in 2003, Map Server in 2004 and the Historical Lease Sale database in 2006. Also, we developed a number of custom applications for selected federal government clients, such as the BLM Lease Sale System, Mining Claim ADP, and OG Map II software. These custom applications expanded our base of development experience, allowing us to transfer technology from our custom design work into packaged software products.

In December 2006, Premier completed a reverse acquisition transaction with us. We were a public shell company. In accordance with the terms of the Merger Agreement, we issued 14,082,871 shares of our common stock for 13,685,018 shares of the common stock and 2,685,253 shares of the Series A preferred stock of Premier. Immediately after the merger transaction, the former stockholders of Premier owned approximately 85% of the issued and outstanding shares. Management and, later, a board of directors, designated by Premier were appointed as our officers and directors. The conversion of Premier shares into our shares has been accounted for as a reverse acquisition, since the stockholders of Premier obtained control of us. The following discussion includes the historical book values and results of operations of Premier.

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

In January 2007, we acquired Land Links, a New Mexico-based geographic information systems company that specializes in geographic coordinate databases (GCDB). This acquisition expanded our services to the federal government, especially the Bureau of Land Management, which is the prime user of GCDB information. We paid for the acquisition with 360,000 shares of our common stock.

In January 2007, we engaged the services of three investor relations firms in exchange for 1,200,000 shares of our common stock. We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000. Due to contract terms, we charged the entire value of two of the three agreements to expense in the first quarter, while we are charging the value of the third agreement to expense over approximately one year. This resulted in expenses of $943,000 during the quarter ended March 31, 2007.

In February 2007, we granted 60,000 shares to the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation is $147,000. We are charging this amount to expense over 36 months, of which $12,000 was recognized during the quarter ended March 31, 2007.

In February 2007, we sold the JIS division to an unrelated third party for $75,000, plus an additional $65,000 for support services to be provided during the subsequent six months.

In March 2007, we acquired Atlantic, a Virginia-based consulting company that specializes in strategic planning, business development services, and program management. Its primary customer is the federal government. We paid for the acquisition with 3,000,000 shares of our common stock, plus $5,108,696 of additional stock, the number of which will be based on the average closing price of our stock, as quoted on the OTC Bulletin Board, for the 10 days before and 10 days after the stock is registered pursuant to a registration statement being declared effective by the United States Securities and Exchange Commission.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets. The methods, estimates and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Sales of critical information and decision-support tools

A significant proportion of our revenue is derived from the sale of subscriptions to our oil and gas database, which is recognized ratably as service is delivered over the subscription period.

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

Identifiable Intangible Assets and Goodwill
We account for our business acquisitions using the purchase method of accounting which allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired.

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

Liquidity and Capital Resources
We had cash and cash equivalents of $615,000 at March 31, 2007. Our total current assets at March 31, 2007 were $2,492,000. We also had long-term assets of $14,642,390, comprised primarily of $8,293,000 in net intangible assets and $6,054,000 in goodwill. Our total assets as of December 31, 2006 were $17,242,000.

Our total current liabilities were $1,815,000 at March 31, 2007, which were represented by unrecognized subscription revenue of $591,000, short-term notes payable to related parties of $327,000, accounts payable of $390,000, billings in excess of earnings of $177,000, and other accrued expenses of $330,000.

We have financed our operations primarily through internally generated cash flow and from the sale of our securities. We also have outstanding two notes payable, which totaled $327,000 as of March 31, 2007. The notes accrue interest at 8.5% per annum and are secured by substantially all of our assets.

Net Cash from Continuing Operations - Operating Activities
During the three months ended March 31, 2007, our operating activities used $274,000 of cash. This reflected a $1,353,000 net loss, largely offset by non-cash items of $955,000 of stock issued for services and $164,000 of depreciation and amortization. During the same period in 2006, our operating activities provided $9,000 of cash. This reflected a $98,000 net loss, primarily offset by $78,000 of depreciation.

Net Cash from Continuing Operations - Investing Activities
Net cash used in our investing activities was $57,000 and $29,000 for the three months ended March 31, 2007 and 2006, respectively. Investments were in computer hardware and software, primarily for our GIS segment.

Net Cash from Continuing Operations - Financing Activities
Net cash used by our financing activities was $409,000 and $4,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The financing activity for the first quarter of 2007 included a $400,000 payment to some of the owners of the Xedar shell corporation, as partial consideration for the purchase of the Xedar entity.

Results of Operations

Revenue
Revenue was $1,527,000 for the three months ended March 31, 2007, compared to $1,710,000 for the three months ended March 31, 2006, a decrease of $183,000 or 11%. This decrease was partially due to the sale of the customer relationship management division, which occurred in November 2006. We recorded $63,000 of revenue for this division for the three months ended March 31, 2006, as opposed to no revenue for the same period in 2007. Also, the revenue from our consulting segment (when merged with our JIS segment) declined by $244,000 over the same period. Finally, revenue increased by $124,000 over the same period for our GIS segment, of which $105,000 was generated by Land Links, which we acquired in January 2007.

Our GIS segment experienced a revenue increase from $562,000 for the three months ended March 31, 2006 to $686,000 for the three months ended March 31, 2007, which was an increase of 22%. This increase was largely due to the acquisition of Land Links in January 2007, which generated $105,000 of revenue during the three months ended March 31, 2007. However, continuing consolidation among commercial oil and gas customers will likely flatten further growth of this segment during 2007.

Our consulting segment experienced a revenue decline from $1,085,000 for the three months ended March 31, 2006 (when merged with our JIS segment) to $841,000 for the three months ended March 31, 2007, which was a decrease of 22%. The JIS segment, which was sold in February 2007, experienced a revenue decline from $122,000 for the three months ended March 31, 2006 to $0 for the three months ended March 31, 2007. This decrease was also due to the expiration of several short-term consulting contracts with the federal government, offset by $170,000 of revenue generated by Atlantic during the three months ended March 31, 2007. Current government contracts supporting this segment’s revenues are expected to continue through 2007. Although our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenues and profits at this time. We acquired Atlantic in late March, 2007, which should have a significant positive impact on reported revenues for this segment in the future.

Operating Expenses
Our operating expenses were $2,862,000 and $1,820,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively. These expenses consisted of $1,345,000 and $1,435,000 of compensation expenses for the three months ended March 31, 2007 and March 31, 2006, respectively. The $90,000 decline in compensation expense was primarily caused by a reduction in those staff associated with several federal consulting projects that were completed during the 2007 period. We also incurred general and administrative expenses of $1,516,000 and $386,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The primary reason for the $1,130,000 increase in general and administrative expenses was the recognition of $943,000 in non-cash expenses related to the issuance of our stock to three consulting firms in exchange for their marketing services.

The margin of our consulting segment declined to $7,000 from $98,000 for the three months ended March 31, 2007 and 2006, respectively. This $91,000 reduction in margin was primarily caused by combining the unprofitable JIS segment into the consulting segment in 2007. The consulting segment returned to profitability in March, 2007, following the sale of the JIS segment in February 2007.

The margin of our GIS segment decreased to $(61,000) from $23,000 for the three months ended March 31, 2007 and 2006, respectively. Of this $84,000 decline, $94,000 was caused by allocating all of the corporate overhead expenses associated with our former president and CEO and his staff to the GIS segment, because he has now been assigned full responsibility for this segment, rather than for the entire company. Net of the impact of this item, the segment posted a net margin increase of $10,000 for the three months ended March 31, 2007 in comparison to the same period in 2006.

The margin of our customer relationship management segment was $(15,000) during the three months ended March 31, 2006, and the segment was sold in November 2006.

The margin of our JIS segment was $(50,000) during the three months ended March 31, 2006. This segment’s operating results were combined with those of the consulting segment in 2007, and then sold in February 2007.

We expect our operating expenses to increase in the future as we execute our business plan.

Interest expense was $7,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively. This consisted of interest accrued on notes payable to related parties.

Plan of Operation
Our expansion will be driven by a combination of organic growth and acquisitions in both our GIS and consulting segments. We expect that growth in our GIS segment will be founded upon the acquisition of other companies that provide either related databases that can be combined with this segment’s existing database products, or companies that provide related production services. This should result in an expansion of the GIS segment’s customer base into additional federal and state agencies, most remaining large regional oil and gas production companies to which the segment does not already sell, and more product penetration into the existing customer base.

We expect that growth in the consulting segment will be founded upon the acquisition of other companies, so that we can use the acquired companies’ sales personnel to cross-sell services into existing customers, while also expanding the specialized skill base of all consultants to provide a greater range of services to customers. This should result in both greater sales penetration with existing federal customers and an expansion into additional federal agencies.

Off-Balance Sheet Transactions
We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. We carried out this evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, we can not assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II

Other Information

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Effective January 1, 2007, we issued 360,000 shares of our common stock to a group of two accredited investors (i.e., 180,000 shares to David King and 180,000 shares to Glen Thurow) in connection with our acquisition of Land Links Company, Ltd., a New Mexico limited liability company, pursuant to an Interest Purchase Agreement. We relied upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in connection with the sale of these securities.

Effective January 9, 2007, we issued 200,000 shares of our common stock to C.C.R.I Corporation, 500,000 shares of our common stock to Livestrong Venture Capital Partners, and 500,000 shares of our common stock to Capital Group Communications, each in connection with a consulting agreement

Effective March 6, 2007, we issued 10,000 restricted shares of our common stock (subject to vesting annually in thirds - 3,334 shares vesting on December 31, 2007; 3,333 shares vesting on December 31, 2008; and 3,333 shares vesting on December 31, 2009) to each of our non-employee directors, Samuel J. Camarata, Jr., Jack H. Jacobs, Trusten A. McArtor, John P. Moreno, Craig A. Parker and Roger J. Steinbecker. We relied upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in connection with the sale of these securities.

Effective March 22, 2007, we issued 3,000,000 shares of our common stock to a group of three accredited investors (i.e., 1,554,000 shares to Don Rakestraw; 1,146,000 shares to Jeffrey Grime; and 300,000 shares to J.O. McFalls) as the Closing Payment in connection with our acquisition of Atlantic Systems Corporation, a Virginia corporation, pursuant to a Stock Purchase Agreement. In addition, pursuant to the terms of the Stock Purchase Agreement, we are obligated to issue, in satisfaction of our Post Closing Payment obligation, that number of shares having a market value of $5,108,696 on the basis of a per share price equal to the average of the closing sale price of our common stock as quoted on the NASDAQ over the counter bulletin board for the 10 days prior and 10 days after the effective date of this Registration Statement, 51.8% of such number of shares to Mr. Rakestraw; 38.2% of such number of shares to Mr. Grime, and 10% of such number of shares to Mr. McFalls. We relied upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in connection with the sale of these securities.

Item 6. Exhibits

Number	Description
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Certificate of Correction filed March 21, 2007*
3.8	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)
10.1
Interest Purchase Agreement, dated January 1, 2007, by and between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, by and among Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.5
Stock Purchase Agreement, dated March 22, 2007, by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia corporation, Don W. Rakestraw, Jeffery R, Grime, and J. O. McFalls, III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 23, 2007)

31.1	Certification of President and Chief Executive Officer - Hugh Williamson III, pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Rule 13a-14(a)*
32.1	Certification of Chief Executive Officer - Hugh Williamson III, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed in this report.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xedar Corporation

May 15, 2007	By:	/s/ Hugh H. Williamson III
Hugh H. Williamson III President and CEO

May 15, 2007	By:	/s/ Steven M. Bragg
Steven M. Bragg CFO and Treasurer

EXHIBIT INDEX
Exhibit Number	Description	Page Number
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).
		N/A
3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)	N/A
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)	N/A
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)	N/A
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)	N/A
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)	N/A
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)	N/A
3.7	Certificate of Correction filed on March 21, 2007	20
3.8	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)	N/A
10.1
Interest Purchase Agreement, dated January 1, 2007, by and between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)
		N/A
10.2
Stock Purchase Agreement, dated December 29, 2006, by and among Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)
		N/A
10.3
Purchase Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)
		N/A
10.4
Consulting Services Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)
		N/A
10.5
Stock Purchase Agreement, dated March 22, 2007, by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia corporation, Don W. Rakestraw, Jeffery R, Grime, and J. O. McFalls, III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 23, 2007)
		N/A
31.1	Certification of President and Chief Executive Officer - Hugh Williamson III, pursuant to Rule 13a-14(a).	24
31.2	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Rule 13a-14(a)	25
32.1	Certification of Chief Executive Officer - Hugh Williamson III, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26
32.2	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27