Form 10QSB/A
period 2007-03-31
XEDAR CORP
filed 2007-05-16
CIK 108770

 Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A-1

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

See accompanying notes to unaudited consolidated financial statements

Xedar Corporation
Consolidated Statements of Operations

	Quarter Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue
Sales	$1,526,503	$1,710,503
Cost of sales (principally consulting compensation)	811,074	807,189
Gross profit	715,429	903,314

Selling and Administrative Expense
Compensation and payroll taxes	535,246	627,365
Other expense	1,530,351	385,735
Total Selling and Administrative Expense	2,065,597	1,013,100

Net Operating Loss	(1,350,168)	(109,786)
Other Income (Expense)
Interest expense	7,426	16,800
Interest income	(10,191)	(3,623)

Income (Loss) Before Income Tax	(1,352,933)	(96,609)
Income Tax Benefit (Expense)	-	(1,664)

Net Loss	$(1,352,933)	$(98,273)

Net Loss per Share:
Basic	$(0.07)	$(0.01)
Diluted	$(0.07)	$(0.01)

Shares Used in Computing Net Loss per Share:
Basic - pro forma	20,610,519	13,420,530
Diluted - pro forma	20,610,519	13,420,530

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