Form 10QSB
period 2007-06-30
XEDAR CORP
filed 2007-08-20
CIK 108770

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant To Section 13 or 15(D) of
The Securities Exchange Act Of 1934

For the quarter ended June 30, 2007

Xedar Corporation

Incorporated in Colorado
Commission File No. 000-08356
IRS ID No. 84-0684753

8310 South Valley Highway, Suite 220
Englewood, CO 80112

Telephone:  (303) 377-0033

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Xedar (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements the past 90 days.

Xedar had 22,650,519 shares of common stock outstanding on July 15, 2007.

This report does not use Transitional Small Business Disclosure Format.

Xedar is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Table of Contents

Page
Part I

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	20

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits	22

Part I

Financial Information

Item 1. Financial Statements

Xedar Corporation
Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$175,389	$1,354,652
Trade accounts receivable, net of allowance for doubtful accounts of $13,409 and $6,230	1,386,359	638,201
Other current assets	75,448	68,561
Total Current Assets	1,637,196	2,061,414
Property and equipment, net	282,335	213,979
Intangible assets, net	7,976,510	-
Goodwill	6,070,176	1,246,904
Noncurrent assets of discontinued operations	-	75,000
Total Assets	$15,966,217	$3,597,297

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$106,770	$40,347
Payable to shareholders	-	400,000
Deferred subscription revenue	596,695	578,073
Current portion of convertible notes payable to related parties	303,163	383,338
Accrued liabilities and other	190,233	118,263
Total Current Liabilities	1,196,861	1,520,021
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 22,650,518 and 18,030,518 shares issued and outstanding at June 30, 2007 and December 31, 2006	13,394,009	3,542,525
Common stock subscription issuable	5,108,696	-
Deferred Compensation Payable	(214,435)	-
Stockholder note receivable	(197,662)	-
Accumulated deficit	(3,321,252)	(1,465,249)
Total Stockholders' Equity	14,769,356	2,077,276
Total Liabilities and Stockholders' Equity	$15,966,217	$3,597,297

See Accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Consolidated Statement of Operations
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	$2,776,644	$1,500,705	$4,303,147	$3,025,894
Cost of sales (principally consulting compensation)	1,818,804	709,382	2,704,933	1,409,792
Gross profit	957,840	791,323	1,598,214	1,616,102

Selling and Administrative Expense
Compensation and payroll taxes	527,520	526,477	987,711	1,101,099
Other expense	1,020,449	211,613	2,550,800	506,121
Total Selling and Administrative Expense	1,547,969	738,090	3,538,511	1,607,220

Net Operating Income (Loss)	(590,129)	53,233	(1,940,297)	8,882
Other Income (Expense)
Interest income/expense	5,705	(15,193)	2,940	(28,370)
Other income/(expense)	81,354	-	81,354	-

Gain (Loss) from continuing operations
before income tax	(503,070)	38,040	(1,856,003)	(19,488)
Income tax benefit (expense)	-	(1,665)	-	(3,329)

Income (Loss) from continuing operations	(503,070)	36,375	(1,856,003)	(22,817)
Discontinued operations:
Loss from discontinued Customer Relationship
Management segment	-	(22,465)	-	(37,920)
Loss from discontinued Justice Information
Systems division	-	(93,604)	-	(143,584)

Net Loss	$(503,070)	$(79,694)	$(1,856,003)	$(204,321)

Net Loss per Share:
Basic	$(0.02)	$(0.01)	$(0.09)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.09)	$(0.02)

Shares Used in Computing Net Loss per Share:
Basic - pro forma other than qtr. and six months ended June 30, 2007	22,650,519	13,420,530	21,630,519	13,420,530
Diluted - pro forma other than qtr. and six months ended June 30, 2007	22,650,519	13,420,530	21,630,519	13,420,530

See Accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Consolidated Statement of Cash Flows
 (unaudited)
	Six Months Ended June 30,
	2007	2006
Cash Flow From Operating Activity:
Net Loss	$(1,856,003)	$(204,321)
Adjustments to reconcile net loss to net cash provided (used) by operating activity
Depreciation and amortization	505,618	153,946
Loss on disposition of property and equipment	2,337	-
Stock issued for services	1,012,565	-
Stock option expense for exchange of options	13,729	-
Accrued interest on note receivable from stockholder	(2,432)	-
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	196,967	(33,077)
Other current assets	(6,224)	(3,064)
Increase (decrease) in:
Accounts payable	(298,814)	10,067
Accrued liabilities and other	(70,976)	211,067
Deferred subscription revenue	(158,565)	49,325
Net Cash Provided (Used) by Operating Activity	(661,798)	183,943
Cash Flow from Investing Activity
Acquisition of property and equipment	(84,875)	(29,298)
Net Cash (Used) by Investing Activity	(84,875)	(29,298)
Cash Flow from Financing Activity
Payments on short-term notes payable	(480,175)	(289,737)
Proceeds on long-term notes payable	47,585	-
Proceeds from sale of common stock	-	1,625
Net Cash (Used) by Financing Activity	(432,590)	(288,112)
Net (Decrease) in Cash	(1,179,263)	(133,467)
Cash and Cash Equivalents - Beginning of the Period	1,354,652	196,992
Cash and Cash Equivalents - End of the Period	$175,389	$63,525
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Shares issued to acquire Land Links Company, Ltd	$360,000
Shares issued to acquire Atlantic Systems Corporation	8,250,000
Common stock subscription issuable	5,108,696
Shares issued for consulting services	1,080,000
Shares issued for director fees	147,000
Stock option expense for exchange of options	13,729
Stock issued for exercise of stock options		$5,214
Note receivable from shareholder acquired in connection with purchase of Atlantic Systems Corporation	(195,230)
Unamortized balance of stock-based compensation	(214,435)
Interest payments	$-	$-

See Accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Premier Data Services, Inc., a Delaware corporation ("Premier"), began operation in 1994.  In December 2006, Premier acquired Xedar Corporation, a Colorado corporation ("Xedar"), in a reverse merger.  We accounted for the transaction as a reverse acquisition of Xedar by Premier.  Premier is deemed to be the purchaser and surviving company for accounting purposes.  Accordingly, we include Premier’s assets and liabilities in the balance sheet at their historical book values and we present the results of operations of Premier for the comparative prior period.  The historical cost of the net assets of Xedar that we acquired was $0.

Our geographical information systems ("GIS") segment obtains federal land ownership data from the Bureau of Land Management ("BLM") and converts it into a database that we sell to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land. We offer this service both on compact disc and through an Internet site. Nearly all sales are on an annual or quarterly subscription basis. We also offer production mapping services to a number of clients.

The consulting segment provides contract computer programming and security analysis services to various governmental agencies. These services involve the analysis, design, and implementation of computer systems for federal and local governmental units. On March 22, 2007, we acquired all of the outstanding stock of Atlantic Systems Corporation, a Virginia corporation ("Atlantic"). See Note 3. Going forward, Atlantic’s operations will comprise a significant portion of our consulting segment.

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

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Sales of critical information and decision-support tools

We derive a significant proportion of our revenue from the sale of subscriptions to our oil and gas database, which we recognize ratably as delivered over the subscription period.

Sales of services

We provide consulting and GIS production services primarily on a time and materials basis.  We recognize revenue related to services performed under time and materials contracts in the period performed, at standard billing rates.  We recognize revenue associated with fixed-price contracts upon completion of each specified performance obligation under the terms of the contract.  If the contract includes acceptance contingencies, we recognize revenue  in the period in which we receive documentation of acceptance from the customer.

We do not sell bundled products.  We sell software and databases, and each package has a maintenance contract associated with it.  Therefore, there are no bundled services, other than the maintenance aspect related to the software and database.  We also sell maintenance separately on existing software and database contracts.  Accordingly, there are no bundled services that would have to be accounted for under EITF 00-21.  Under SOP 97-2, because we sell maintenance on a separate basis, not just with the sale of software and databases, we break out the maintenance aspect of the sale and recognize that revenue separately and ratably over the maintenance period.

Share-Based Payment

Effective January 1, 2006, we began accounting for stock-based compensation in accordance with Statement 123R of the Financial Accounting Standards Board (“FASB”), which replaced Statement 123 and supersedes Accounting Principles Board Opinion 25.  Under the fair value recognition provisions of Statement 123R, share-based payments are measured at the grant date based on the fair value of the award and are recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

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

The adoption of Statement 123R resulted in the recognition of $13,729 and $0 of compensation expense during the six month ended June 30, 2007 and 2006, respectively.  The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $0 as of June 30, 2007.  Premier cancelled its stock option plan in December 2006, so no options were granted during the six months ended June 30, 2007.

Of the 76,000 options remaining outstanding as of December 31, 2006, 10,500 have subsequently expired, leaving 65,500 options outstanding.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Reclassifications

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Note 2 – Reverse Acquisition of Xedar

Effective December 31, 2006, Xedar entered into a merger agreement with Premier.  Before the Merger Agreement there was no material relationship between Xedar and Premier.  Effective December 31, 2006, Xedar issued, pursuant to the merger agreement with Premier 14,082,871 shares of its common stock for 13,685,018 shares of the common stock and 2,685,253 shares of the Series A preferred stock of Premier, based upon a conversion ratio of 0.78199 shares of Xedar common stock for 1 share of Premier common stock, and 1.25922 shares of Xedar common stock for 1 share of the Series A preferred stock of Premier.

The remaining 91,244 shares of Premier common stock and 477,688 shares of Premier Series A preferred stock were subsequently converted to Xedar common stock using the same conversion ratios.  Further, options to purchase 65,500 Premier common shares are outstanding.  These options expire between 2011 and 2015.    If the options are exercised, the owners of the resulting common stock would become minority owners in Premier.

Following the closing of the merger agreement there were 16,582,871 shares of Xedar common stock outstanding and Premier became a subsidiary of the Registrant.

The transaction has been accounted for as a reverse acquisition of Xedar by Premier.  Premier is deemed to be the purchaser and surviving company for accounting purposes.  Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of Premier have been presented for the comparative prior period.  The historical cost of the net assets of Xedar that were acquired was $0.  Pro forma information is not presented as the financial statements of Xedar Corporation are insignificant.

In December 2006, Premier entered into an agreement with the controlling shareholders of Xedar, to acquire Xedar, the public shell.  The terms of the agreement were that Xedar was to pay the shareholders $400,000, and the shareholders of Xedar would retain 10% ownership in the surviving entity.  Thus, this is a business acquired and accounted for under the provisions of FASB Statement 141, Business Combinations.  Because Premier was the operating entity and acquired Xedar, which was a shell, the book value of Xedar at the time of the acquisition was approximately zero, in that Xedar had no assets or liabilities.  The cost of the transaction, representing the $400,000 plus 10% of the stock, normally would be allocated to the tangible assets acquired, plus the intangible assets, with the residual going to goodwill.  Because Xedar was a shell, there were no tangible assets, nor intangible assets, and no goodwill.  Thus, the cost of the acquisition, the excess cost over the tangible and intangible assets acquired, which, in essence, became the cash consideration in this transaction, was shown as a reduction in stockholders equity.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Note 3 – Acquisition of Land Links Company Ltd.

On January 1, 2007, we acquired Land Links Company, Ltd., a New Mexico limited liability company ("Land Links"), which compiles information for and related to the geographic coordinate database, for 360,000 shares of common stock. This acquisition was not material, and thus, separate financial statements are not required.

Note 4 – Acquisition of Atlantic Systems Corporation

On March 22, 2007, we purchased all of the outstanding stock of Atlantic, in a stock-for-stock transaction. The Stock Purchase Agreement ("Agreement") between us, Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J. O. McFalls, III (collectively the "Shareholders" who owned all of the outstanding stock of Atlantic prior to the transaction). We purchased all of the outstanding Atlantic stock from the Shareholders for (i) a closing payment of 3,000,000 shares of our common stock, and (ii) a post-closing payment to be equal to the number of shares of our common stock having a value of $5,108,696 at the time of issuance as more particularly set forth in the Agreement.  On July 26, 2007, we, Atlantic, and the Shareholders entered into the First Amendment to Stock Purchase Agreement (the "Amendment") which amended the Agreement to provide that the Shareholders would (in lieu of (ii) above) receive an initial payment of 1,380,802 shares of our stock, to be issued in August 2007, in addition to the closing payment of 3,000,000 shares. We, in our discretion, also agreed to issue up to an additional 2,000,000 shares to the Shareholders if Atlantic or its subsidiary receives one or more significant RFPs, RFQs or SOWs from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.  As of the date of this filing, the contingency related to the additional 2,000,000 shares has been resolved as the conditions to obtain the additional shares have been met.  There are no material changes to the purchase price as a result of this amendment.  We had no material relationship with Atlantic or the Shareholders prior to the purchase.  The allocation of the purchase price between intangible assets and goodwill has been completed with no changes from the preliminary valuation.

We acquired Atlantic because we believe its consulting services are synergistic with the business of our consulting segment, and because we believe its customer relationships with the federal government are synergistic with the federal government relationships we have in our other operations.  We believe these benefits are sufficiently strong to warrant the purchase price we paid, resulting in an allocation of a significant portion of the purchase price to goodwill.

We included the results of operations of Atlantic in our statement of operations for the period from the acquisition date through the last day of the period covered by the statement.

We allocated $1,435,000 and $1,003,000 of the Atlantic purchase price to customer contracts and non-compete agreement intangible assets, respectively, which we are amortizing over 5 years.  We have also allocated $5,611,000 of the Atlantic purchase price to a customer relationships intangible asset, which we are amortizing over 8 years.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Note 5 – Discontinued Operations

Sale of CustomerSoft

In November 2006 we sold CustomerSoft, our customer relationship management segment, which provided software maintenance support.  We decided to sell CustomerSoft in order to reduce the number of our operating divisions, thereby allowing us to concentrate our monetary and management resources on developing the GIS and consulting segments.

Sale of Justice Information Systems Division

On March 1, 2007, we completed the sale of our justice information systems ("JIS") division to Justice Systems, Inc. for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS division to Justice Systems, Inc.  This division had no material current assets or current liabilities as of December 31, 2006.  We sold the JIS division in order to concentrate our resources on developing the GIS and consulting segments.

Other

In the six months ended June 30, 2007, and 2006, we allocated no interest expense to CustomerSoft or the JIS division.

Note 6 – Business Loan Agreement

On June 8, 2007, we signed a business loan agreement, effective June 7, 2007, with KeyBank National Association, pursuant to which we obtained a $500,000 revolving line of credit.  The line of credit is evidenced by a promissory note bearing interest at a variable rate of the prime rate of KeyBank, with an initial interest rate equal to 8.25% per year.  As security for the line of credit, we have executed a commercial security agreement in favor of KeyBank and Hugh H. Williamson, III, our Chairman and Chief Executive Officer, who has entered into a commercial guaranty, personally guarantying full and punctual payment of all of our obligations arising under the line of credit.

There was no material relationship between us and KeyBank prior to entering into the line of credit.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Note 7 – Other Common Stock Activity

On January 9, 2007, we entered into consulting arrangements with Livestrong Venture Capital Partners, Inc. ("Livestrong"), C.C.R.I. Corporation ("C.C.R.I."), and Capital Group Communications, Inc. ("Capital"), for a term of twelve months, pursuant to which we issued 500,000 shares of our common stock to Livestrong, 200,000 shares to C.C.R.I., and 500,000 shares to Capital as consideration for investor relations and financial consulting services to be provided.  These shares were valued at $0.90, the stock price at date of issuance, totaling $1,080,000.  As of June 30, 2007 approximately $90,000 of the payment is recorded as deferred compensation for services not yet rendered and is included as a component of common stock in the accompanying consolidated balance sheets.  We are recording consulting expense, a component of selling and administrative expense, as required services are rendered. During the quarter ended June 30, 2007, $988,065 of expense was recorded, and approximately $45,000 per quarter will be recorded through December 31, 2007.

Note 8 – Loss per Share

Because we incurred losses for each of the periods reported we did not include outstanding stock options and warrants in the calculation of diluted weighted average shares outstanding, because the effect of such securities would have been anti-dilutive.  Accordingly, our basic and diluted weighted average shares outstanding were the same for the periods reported.

Note 9 – Segment Information

We managed our business and accumulated our operational and financial information using four reportable segments.  Our consulting segment provides independent verification and validation and information assurance on large projects within several federal agencies.  Our GIS segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  Our customer relationship management segment provided software maintenance support, and was sold in November 2006.  Our JIS segment created and installed court case management systems, and was folded into the consulting segment at the end of 2006, and then sold in March of 2007.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Financial information for the six months ended and as of June 30 for our business segments was (in thousands):

	2007	2006
Revenue:
Consulting	$2,868	$1,890
Customer relationship management	0	119
Geographical information systems	1,435	1,136
Justice information systems	-	166
Total	$4,303	$3,311
Income (Loss) from operations:
Consulting	$180	$197
Customer relationship management	0	(38)
Geographical information systems	111	88
Justice information systems	0	(144)
Corporate expense	(2,147)	(307)
Total	$(1,856)	$(204)

Identifiable fixed assets:
Consulting	$231	$157
Geographical information systems	633	737
Customer relationship management	0	417
Justice information systems	0	75
Other	7	26
Less: accumulated depreciation	(588)	(997)
Total	$283	$415

Depreciation and amortization:
Consulting	$23	$18
Geographical information systems	63	67
Other	436	69
Total	$522	$154

In the six months ended June 2007 our revenue from the two customers which exceeded 10% of total revenue was $1,299,000 and $265,000.  In the six months ended June 2006 our revenue from the same two customers, which exceeded 10% of total revenue, was $816,000 and $415,000.  The revenue from each of these customers was in the consulting segment.

Total asset data is not provided to the chief operating decision maker and therefore is not detailed above.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Note 10 – Pro Forma Financial Information

Below are the consolidated results of operations of Xedar Corporation as though the business combinations had been completed as of the beginning of each period.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$2,776,644	$2,955,545	$5,724,129	$5,917,280
Net income (loss)	$(503,070)	$75,061	$(1,901,183)	$265,119
Income (loss) per share	$(0.02)	$0.00	$(0.02)	$0.02

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

(a)  Our wholly owned operating subsidiary, Premier, was formed in 1994 by four partners (Robert Johnson, Mark Chase, Brad Taggart, and Gary Kerr), three of whom (Robert Johnson, Mark Chase, and Brad Taggart) remain with us.  We issued a string of successful land database and mapping products, including ClaimFinder® in 1995, LeaseFinder® in 1996, LotFinder® and CartéView® in 1997, Lease Sale System in 1998, Land Link® in 1999, PDS Studio® in 2001, Launch Pad in 2002, Map Layout Express in 2003, Map Server in 2004 and the Historical Lease Sale database in 2006.  Also, we developed a number of custom applications for selected Federal Government clients, such as the BLM Lease Sale System, Mining Claim ADP, and OG Map II software. These custom applications expanded our base of development experience, allowing us to transfer technology from our custom design work into packaged software products.

In December 2006, Premier completed a reverse acquisition transaction with us.  We were a public shell company.  In accordance with the terms of the Merger Agreement, we issued 14,082,871 shares of our common stock for 13,685,018 shares of the common stock and 2,685,253 shares of the Series A preferred stock of Premier. Immediately after the merger transaction, the former stockholders of Premier owned approximately 85% of the issued and outstanding shares, and the management and, later, a board of directors designated by Premier, were appointed as our officers and directors.  The conversion of Premier shares into our shares has been accounted for as a reverse acquisition, because the stockholders of Premier obtained control of us.  The following discussion includes the historical book values and results of operations of Premier.

Initial sales efforts were targeted primarily at the mining industry, followed by the oil and gas industry and then the federal government market, with sales to the BLM, Bureau of Reclamation, and U.S. Forest Service.  We acquired FUGEN, a Maryland-based software development and systems consulting company, in early 2002.  This gave us an expanded foothold in the federal government marketplace, which has led to major system security consulting projects with the Department of State, USAID, the BLM, and the National Park Service.

In January 2007, we acquired Land Links, a New Mexico-based geographic information systems company that specializes in the geographic coordinate database ("GCDB").  This acquisition expanded our services to the federal government, especially the BLM, which is the prime user of GCDB information.  We paid for the acquisition with 360,000 shares of common stock.

In January 2007, we engaged the services of three investor relations firms in exchange for 1,200,000 shares of common stock.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of contract terms, we charged the entire value of the first two of the three agreements to expense in the first quarter, while we are charging the value of the third agreement to expense over approximately one calendar year.  This resulted in expense recognition of $990,000 during the quarter ended June 30, 2007.

In February 2007, we granted 60,000 shares to the Board of Directors, to be vested over three years.  Based on the market price of our stock on the grant date, the total share valuation is $147,000.  We are charging this amount to expense over 36 months, of which $24,500 was recognized during the six months ended June 30, 2007.

In February 2007, we sold the JIS division to an unrelated third party for $75,000, plus an additional $65,000 for support services to be provided during the subsequent six months.

In March 2007, we acquired Atlantic, a Virginia-based consulting company that specializes in strategic planning, business development services, and program management.  Its primary customer is the federal government.  We purchased all of the outstanding Atlantic stock from the Shareholders for (i) a closing payment of 3,000,000 shares of our common stock, and (ii) a post-closing payment to be equal to the number of shares of our common stock having a value of $5,108,696 at the time of issuance as more particularly set forth in the Agreement.  On July 26, 2007, we, Atlantic, and the Shareholders entered into the First Amendment to Stock Purchase Agreement (the "Amendment") which amended the Agreement to provide that the Shareholders would (in lieu of (ii) above) receive an initial payment of 1,380,802 shares of our stock in addition to the closing payment of 3,000,000 shares. We, in our discretion, also agreed to issue up to an additional 2,000,000 shares to the Shareholders if Atlantic or its subsidiary receives one or more significant RFPs, RFQs or SOWs from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.

Critical Accounting Policies and Estimates.

Our Management’s Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.

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

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectability is reasonably assured. Our revenue recognition policies are based on the guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

Sales of critical information and decision-support tools

A significant proportion of our revenue is derived from the sale of subscriptions to our oil and gas database, which is recognized ratably as delivered over the subscription period.

Sales of software maintenance

Approximately 1% of our revenue is derived from software maintenance, which is recognized ratably over the maintenance period.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which enhances existing guidance for measuring assets and liabilities at fair value. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement 157 is effective for us beginning in 2007. Statement 157 has not had a significant impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income-statement focused and balance-sheet focused assessment. SAB No. 108 is applicable beginning in 2007. SAB No. 108 has not had a significant impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN No. 48 is effective for us beginning in 2007. FIN No. 48 has not had a significant impact on our financial position or results of operations.

Identifiable Intangible Assets and Goodwill

We account for our business acquisitions using the purchase method of accounting, which allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values.  As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $175,389 at June 30, 2007.  Our total current assets at June 30, 2007, were $1,637,196.  We also had the following long-term assets: $7,976,510 in intangible assets, net, $6,070,176 in goodwill; $219,799 in computer hardware and software, net; $62,536 in office equipment, furniture and fixtures, and leasehold improvements, net.  Our total assets as of December 31, 2006, were $3,597,297.

Our total current liabilities were $1,196,861 at June 30, 2007, which were represented by $596,695 of unrecognized subscription revenue, short-term notes payable to related parties of $303,163, accounts payable of $106,770, and other accrued liabilities of $190,233.

We have financed our operations primarily through internally generated cash flow and stock sales.  We also have outstanding two notes payable, whose principal and interest totaled $303,163 as of June 30, 2007.  The notes accrue interest at 8.5% per annum.  The notes are secured by substantially all of our assets.

On June 8, 2007, we signed a business loan agreement, effective June 7, 2007, with KeyBank National Association, pursuant to which we obtained a revolving line of credit in a principal amount of up to $500,000.  The line of credit is evidenced by a promissory note bearing interest at a variable rate equal to KeyBank’s prime rate, with an initial interest rate equal to 8.25% per year.  As security for the line of credit, we have executed a commercial security agreement in favor of KeyBank and Hugh H. Williamson, III, our Chairman and Chief Executive Officer, who has entered into a commercial guaranty, personally guarantying full and punctual payment of all of our obligations arising under the line of credit.  As of June 30, 2007, we had drawn $0 under the line of credit.

Cash Flow – Operating Activity

During the six months ended June 30, 2007, we used $662,000 of cash in operating activity.  We incurred a $1,856,000 net loss, offset by non-cash items of $1,013,000 of stock issued for services and $506,000 of depreciation.  We also used $338,000 of cash in changes in current assets and liabilities.  During the same 2006 period, our operating activity provided $184,000 of cash.  We incurred a $204,000 net loss, offset by $154,000 of depreciation and a $234,000 change in current assets and liabilities.

Cash Flow – Investing Activity

In the six months ended June 30, 2007, and 2006, we invested $85,000 and $29,000, respectively, primarily in computer hardware and software for our GIS segment.

Cash Flow – Financing Activity

In the six months ended June 30, 2007, and 2006, we used $432,000 and $288,000 of cash in financing activity, respectively.  The 2007 activity included $400,000 paid to the owners of the Xedar shell corporation, as partial consideration for the purchase of the Xedar entity.  The 2006 activity included $127,000 of loan repayments to related parties.

Results of Operations

Revenue

Revenue was $4,303,147 for the six months ended June 30, 2007, compared to $3,025,894 for the six months ended June 30, 2006, an increase of $1,277,253 or 42%.  This increase was primarily due to the acquisition of Atlantic in late March 2007, which generated $1,683,924 of revenue between March 22 and June 30, 2007.   Elimination of several federally-funded projects in 2006 caused the revenue of our information technology consulting segment (when merged with our JIS segment) to decline by $705,830 over the same period.  This decline was caused by the elimination of several federally-funded projects in 2006.  Finally, revenue increased by $299,158 over the same period for our GIS segment, of which $255,943 was generated by our Land Links entity, which we acquired in January 2007.

Our GIS segment revenue increased from $1,136,404 for the six months ended June 30, 2006 to $1,435,562 for the 2007 period, an increase of 26%.  This increase was largely due to the acquisition of Land Links in January 2007, which generated $255,943 of revenue during the 2007 period.  However, continuing consolidation among commercial oil and gas customers will likely flatten further growth of this segment during 2007.

Our information technology consulting segment experienced a revenue increase from $2,055,639 for the six months ended June 30, 2006 (when merged with our JIS segment) to $2,867,584 for the six months ended June 30, 2007, an increase of 39%.  This increase was largely due to the acquisition of Atlantic in late March 2007, which generated $1,683,924 of revenue between March 22 and June 30, 2007.  Net of the effect of Atlantic acquisition, this segment’s revenue decreased by $705,830 during the 2007 period, compared to the 2006 period.  This decrease was due to the expiration of several short-term consulting contracts with the federal government.  We expect current government contracts supporting this segment’s revenue to continue through 2007.  Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenue at this time.

In the quarter ended June 2007 our revenue increased by 85% from the same 2006 quarter.  The reasons for the quarterly increase are comparable to the above reasons for the six month increase, except the increase is significantly higher because we acquired Atlantic in late March 2007, so we received the benefit of its revenue for the full quarter ended June 2007, and only a few days of the quarter ended March 2007.

Margin Analysis

The margin of our consulting segment declined to $179,806 from $196,969 for the six months ended June 30, 2007 and 2006, respectively.  This $17,163 reduction in margin was in large part caused by combining the unprofitable JIS segment into the consulting segment as of 2007.  The consulting segment returned to profitability in March 2007, following the sale of the JIS segment and further improved following the purchase of Atlantic in March 2007.  However, revenue and margins for this segment declined in the June 2007 quarter because staffing of our information assurance consultants decreased from an average of 27 employees during the six months ended June 30, 2006 to 16 employees during the same 2007 period, associated with several federal consulting projects we completed.

The margin of our GIS segment decreased to $(83,445) from $87,708 for the six months ended June 30, 2007 and 2006, respectively.  Of this $171,153 decline, $194,673 was caused by allocating all of the corporate overhead associated with our former president and CEO and his staff to the GIS segment, because he has now been assigned full responsibility for this segment, rather than for us.  Net of the impact of this item, the segment posted a net margin increase of $23,520 for the 2007 period compared to the 2006 period.

Selling and Administrative Expense

Our selling and administrative expense was $3,538,511 and $1,607,220 for the six months ended June 30, 2007, and 2006, respectively.  This $1,931,291 increase was primarily caused by our recognition of $988,065 in non-cash expense related to the issuance of our stock to three investor relations firms in exchange for their marketing services.  We also began amortization of intangible assets acquired through acquisition of Atlantic in late March 2007.  Amortization expense recognized during the six months ended June 30, 2007, was $432,317, compared to $0 in the same 2006 period.  Our Atlantic subsidiary incurred $174,000 of selling and administrative expense in the 2007 period, as opposed to none in the 2006 period, because we acquired Atlantic in March 2007.  D&O insurance also increased by $16,000.

Our selling and administrative expense was $1,547,969 and $738,090 for the quarters ended June 30, 2007, and 2006, respectively.  The 110% increase was primarily caused by $315,000 of intangible asset amortization associated with the purchases of Land Links and Atlantic, $159,000 of selling and administrative expense in Atlantic in the 2007 quarter, $45,000 of non-cash expense related to the above-referenced issuance of our stock to three investor relations firms, and $183,000 of legal and accounting fees related to public filings, quarterly audit reviews, valuations, and acquisitions.

Interest

Interest expense was $13,827 and $33,951 for the six months ended June 30, 2007 and 2006, respectively.  This consisted of interest accrued on notes payable to related parties.

Other Income

We earned $81,354 of other income in the 2007 periods, and zero in the 2006 periods.  $75,000 of this was gain on the sale of the JIS division.

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

We expect that growth in the consulting segment will evolve from the acquisition of other companies, so that we can use the acquired companies’ sales personnel to cross-sell services into existing customers, while also expanding the specialized skill base of all consultants to provide a greater range of services to customers.  This should result in both greater sales penetration into existing federal customers and an expansion into additional federal agencies.

Off-Balance Sheet Transactions

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this quarterly report.  We carried out this evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, we can not assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  We have designed our disclosure controls and procedures to provide reasonable assurance that the objectives of such disclosure controls and procedures are achieved.

There have been no changes in internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II

Other Information

Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds

In connection with our acquisition of Atlantic, pursuant to a Stock Purchase Agreement, we issued to the Shareholders of Atlantic (51.8% to Mr. Rakestraw; 38.2% to Mr. Grime, and 10% Mr. McFalls) (i) a closing payment of 3,000,000 shares of our common stock, and (ii) a post-closing payment to be equal to the number of shares of our common stock having a value of $5,108,696 at the time of issuance as more particularly set forth in the Agreement.  On July 26, 2007, we, Atlantic, and the Shareholders entered into the First Amendment to Stock Purchase Agreement (the "Amendment") which amended the Agreement to provide that the Shareholders would (in lieu of (ii) above) receive an initial payment of 1,380,802 shares of our stock in addition to the closing payment of 3,000,000 shares. We, in our discretion, also agreed to issue up to an additional 2,000,000 shares to the Shareholders if Atlantic or its subsidiary receives one or more significant RFPs, RFQs or SOWs from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007. We relied upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in connection with the sale of these securities.

Item 4.     Submission of Matters to a Vote of Security Holders

At our annual shareholders meeting, held April 24, 2007, our shareholders voted on the ratification of the selection of Ehrhardt Keefe Steiner & Hottman PC as our independent registered public accountants.  Our shareholders ratified the selection of Ehrhardt Keefe Steiner & Hottman PC as our independent registered public accountants, with 15,285,472 shares voting for ratification, 180,035 shares voting against ratification or withheld, and no shares abstaining and no broker non-votes with respect thereto.

Item 6. Exhibits

Number	Description
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Certificate of Correction filed March 21, 2007 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB/A-1 filed May 16, 2007)
3.8	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)
10.1
Interest Purchase Agreement, dated January 1, 2007, by and between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, by and among Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.5
Stock Purchase Agreement, dated March 22, 2007, by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia corporation, Don W. Rakestraw, Jeffery R, Grime, and J. O. McFalls, III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 30, 2007)

10.6
Business Loan Agreement, dated June 7, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 12, 2007)

10.7	Promissory Note, dated June 7, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 12, 2007)
10.8
Commercial Security Agreement, dated June 7, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 12, 2007)

10.9
Commercial Guaranty, by and among Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 12, 2007)

10.10
First Amendment to Stock Purchase Agreement, dated July 26, 2007, by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia corporation, Don W. Rakestraw, Jeffery R, Grime, and J. O. McFalls, III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 30, 2007)

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
__________

* Filed in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2007

Xedar Corporation

August 20, 2007	By:	/s/ Hugh Williamson III
_____________________ Hugh Williamson III President and CEO

August 20, 2007	By:	/s/ Steven M. Bragg
_____________________ Steven M. Bragg CFO and Treasurer

Exhibit Index

Number	Description
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Certificate of Correction filed March 21, 2007 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB/A-1 filed May 16, 2007)
3.8	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)
10.1
Interest Purchase Agreement, dated January 1, 2007, by and between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, by and among Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, by and between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.5
Stock Purchase Agreement, dated March 22, 2007, by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia corporation, Don W. Rakestraw, Jeffery R, Grime, and J. O. McFalls, III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 30, 2007)

10.6
Business Loan Agreement, dated June 7, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 12, 2007)

10.7	Promissory Note, dated June 7, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 12, 2007)
10.8
Commercial Security Agreement, dated June 7, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 12, 2007)

10.9
Commercial Guaranty, by and among Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 12, 2007)

10.10
First Amendment to Stock Purchase Agreement, dated July 26, 2007, by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia corporation, Don W. Rakestraw, Jeffery R, Grime, and J. O. McFalls, III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 30, 2007)

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
__________

* Filed in this report.