Form 10KSB/A
period 2006-12-31
XEDAR CORP
filed 2007-11-13
CIK 108770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A (Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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
Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  [ ]   No [X]

State the issuer’s revenues for its most recent fiscal year: $6,237,339

As of January 31, 2007, there were 19,590,518 shares of the issuer’s no par value common stock outstanding and the aggregate market value of the common stock (based upon the average bid and asked prices on such date) of the issuer held by non-affiliates was approximately $28,351,497.

Transitional Small Business Disclosure Format. Yes  [ ]   No  [X]

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders anticipated to be held on April 24, 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

Explanatory Note

We  are filing this Amendment No. 1 to our Form 10-KSB for the year ended December 31, 2006, for the following reason.  Subsequent to filing the Form 10-KSB, we entered into agreements to acquire Atlantic Systems Corporation and Pixxures, Inc.  We are also in the process of registering on behalf of certain selling shareholders certain outstanding shares of our common stock which are currently restricted from trading.  We are preparing an amendment to our registration statement on Form SB-2 in connection therewith.  The Form SB-2 includes the financial statements for the two years ended December 31, 2006.  As we have prepared the Form SB-2, we have concluded that in the financial statements we should disclose certain events which occurred subsequent to December 31, 2006, and subsequent to our preparation of the financial statements in the December 31, 2006 Form 10-KSB as originally filed.  As we have prepared the financial statements for the SB-2, we have also identified information in the Form 10-KSB which we could have disclosed with more precision.  We have therefore concluded that we need to make certain changes to the disclosures in the Form SB-2 based on disclosures which we made in the Form 10-KSB.

We have prepared this Amendment No. 1 to provide the disclosures discussed above.  The financial statements in this Amendment No. 1 report all material events which occurred subsequent to December 31, 2006, through the date of the enclosed Independent Auditor’s Report.  We have not updated other parts of the Form 10-KSB.  For additional information on subsequent events the reader should refer to the Forms 10-QSB and 8-K we have filed in 2007.

This Amendment No. 1 amends Items 1, 1.A, 6, 7 and 8 as discussed below.

Changes made in this amendment include:

Item 1. Description of business

Company History

We expand the detail of the description of our operations between 1974 and present.  We provide additional information regarding acquisitions and dispositions of our divisions as it relates to parties involved and consideration paid or received.

Geographical Information Systems Segment

We provide explanation to the industry-specific terms “open federal acres” and split estate land.

Product Development and Technology

We provide specific information about technologies we use and define industry specific terms to which we refer.

Governmental Approval

No government approval is required for any of our products or services.

Government Regulations

We are not aware of any current or prospective government regulations, nor of any changes to existing regulations, that will impact our business.

Customers

We provide additional information about our largest customers and governmental agencies and entities we do business with.

Suppliers

We provide expanded information on our suppliers.

Sales and Marketing

We revise our previous disclosure to make it more specific, and we define industry-specific terms to which we refer.

Competition

We expand disclosure of our competition and the ways we differentiate ourselves.

Intellectual Property

We add specific detail about registered intellectual property we own and intellectual property for registration for which we applied.

Item 1.A. Risk Factors

We provide specific disclosure in our risk factors of how our business and operations would be affected by third party database content agreements and by customer renewals of subscriptions.

We add a disclosure of an additional risk factor of loss of revenue due to contract termination, loss of revenue due to reduced government spending, concentration of ownership and continued loss generation based on recent performance.

Item 6.  Management's Discussion and Analysis of Plan of Operations.

We expand our management discussion and analysis of plan of operations with additional disclosure of opportunities, challenges and risks, known trends , events, demands, commitments and uncertainties and key performance indicators.

Revenue Recognition

We revise our disclosure of service sales revenue recognition to address the issue of bundled services sales.  We do not sell bundled services.

Stock-Based Compensation

We added a disclosure of actual amounts of compensation cost recognized in connection with adoption of SFAS 123R.

Liquidity and Capital Resources

We revise our disclosure to give additional detail about sources of financing we used in 2006.

Net Cash from Continuing Operations – Financing Activity

We revise our disclosure to give the specific name of related parties involved in our financing activity.

We evaluate amounts and certainty of cash flows.

Results of Operations

We discuss changes in our Net Loss.

We identify federal contracts that have expired and have not been renewed.

We provide additional information about the sale of our customer relationships segment.

Item 7.  Financial Statements

Our independent auditors revised the date of their report to reflect the appropriate date of audit procedures performed on revised disclosures and presentation.

Consolidated Statements of Operations

We sold CustomerSoft, our customer relationship management segment, in November 2006.  As originally filed, in the Consolidated Statements of Operations we classified the operations of the customer relationship management segment in regular operations.  In this amendment we have reclassified the operations of our customer relationship management segment as discontinued operations, in accord with Statement of Financial Accounting Standard No. 144.

Consolidated Statements Of Changes In Stockholders’ Equity

We have modified the presentation of our shares outstanding in the Statement of Stockholders Equity to be consistent with the recapitalization associated with the reverse acquisition of Xedar Corporation by Premier Data Service, Inc.

Note 1, Concentration of Credit Risk
We added a disclosure about customers whose revenue exceeded 10% of total revenue in accordance with SOP 94-6 and paragraph (39) of SFAS No. 131.

Note 1, Revenue Recognition, Sales of Services
We revise our disclosure of service sales revenue recognition to address the issue of bundled services sales.  We do not sell bundled services.

Note 1, Stock-Based Compensation, third paragraph
We changed the Note reference from Note 9 to Note 10 here and in other places because we added a new Note 8, changing the numeration of all Notes after the new Note 8.

Note 4
At the end of Note 4 - Related Party Transactions, we added a reference to a related-party discussion in Note 5.

Note 8
We added Note 8 to report Discontinued Operations.

Note 9
We provided clarification on the details of the reverse acquisition of Xedar Corporation by Premier Data Service, Inc.

Note 12
After the first table in Note 12 we added a paragraph to provide a disclosure about customers whose revenue exceeded 10% of total revenue in accordance with SOP 94-6 and paragraph (39) of SFAS No. 131.

Note 13
We added a discussion at the end of Note 13, Subsequent Events, of our acquisitions of Atlantic Systems Corporation and Pixxures, Inc.

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

Company History
We are a Colorado corporation, incorporated in 1974 for the purpose of designing, developing, fabricating and selling high technology electro-optical equipment and related electrical equipment, including devices such as cameras, video systems, video amplifiers, image systems, electro-optical transmissions and electrical test equipment.  We were quoted for trading on the Electronic Bulletin Board from 1975 until November 28, 2001, when we filed a Form 15, Certification and Notice of Termination of Registration with the Securities and Exchange Commission and terminated our quotation on the Bulletin Board.  We engaged in minimal operations until October 1, 2004 (the date of our new development stage), when we commenced activities to become current in reporting with the Commission as a shell company.

Effective December 31, 2006, through a wholly owned subsidiary formed specifically for that purpose, we merged with Premier Data Services, Inc., a Delaware corporation, as reported in our Current Report on Form 8-K filed on January 5, 2007.  Before the merger there was no material relationship between us, our affiliates, and Premier.  In accordance with the terms of the merger agreement, we issued 14,082,871 shares of our common stock in exchange for (i) 13,685,018 shares of the common stock of Premier, and (ii) 2,685,253 shares of the Series A preferred stock of Premier.  Immediately after the merger transaction, the former stockholders of Premier owned approximately 85% of the issued and outstanding shares of our common stock, and the management and board of directors designated by Premier were appointed as our officers and directors.  The conversion of Premier shares into our shares of common stock has been accounted for as a reverse acquisition, since the stockholders of Premier obtained control of us.  The following discussion includes the historical book values and results of operations of Premier.

Premier was formed in 1994 by four partners, Robert Johnson, Brad Taggart, Mark Chase, and Gary Kerr, three of whom remain with us today (Robert Johnson, Brad Taggart, and Mark Chase).  We issued a string of land database and mapping products, including ClaimFinder® in 1995, LeaseFinder® in 1996, LotFinder® and CartéView® in 1997, Lease Sale System in 1998, Land Link® in 1999, PDS Studio® in 2001, Launch Pad in 2002, Map Layout Express in 2003, Map Server in 2004 and the Historical Lease Sale database in 2006.  Also, we developed a number of custom applications for selected Federal Government clients, such as the BLM Lease Sale System, Mining Claim ADP, and OG Map II software. These custom applications expanded our base of development experience, allowing us to transfer technology from our custom design work into packaged software products.

We targeted initial sales efforts primarily at the mining industry, followed by the oil & gas industry and then the federal government market, with sales to the Bureau of Land Management (BLM), Bureau of Reclamation, and U.S. Forest Service.

We acquired FuGEN, Inc., a Maryland-based software development and systems consulting company, in early 2002.  This gave us an expanded foothold in the federal government marketplace, which has led to major information technology systems and enterprise security consulting projects with the Department of State, the Veterans Administration, the Bureau of Land Management, and the National Park Service.  FuGEN was also founded in 1994.  The founder, Martin Terwilliger, and the initial two members of FuGEN’s executive staff, Michelle Beiga and Mitchell Gross, are still active in our day-to-day operations.  Mr. Terwilliger serves as the President of our wholly owned FuGEN subsidiary, is an employee at will, and receives an annual salary of $185,000.  Ms. Beiga serves as the Vice President – Human Resources of our wholly owned FuGEN subsidiary, is an employee at will, and receives an annual salary of $108,000.  Mr. Gross serves as the Vice President – Consulting Services of our wholly owned FuGEN subsidiary, is an employee at will, and receives an annual salary of $138,000. Premier acquired FuGEN for a purchase price of (i) 2,239,652 shares of Premier's common stock and (ii) a cash payment of $100,000 and delivery of a contingent promissory note payable to Jack Baum or his affiliates in a principal amount not to exceed $700,000 (Mr. Baum was a controlling shareholder of FuGEN at the time of the acquisition).  The acquisition of FuGEN was negotiated by our CEO, Hugh H. Williamson, III, who, at the time of the acquisition, served as chairman of the board of directors of Premier, Mr. Terwilliger, then President of FuGEN, and Mr. Baum, a controlling shareholder of FuGEN. Premier had no material relationship with FuGEN or its shareholders prior to its acquisition of FuGEN.

In November 2006 we sold the Customer Relationship Management segment of our information technologies consulting business.  We sold this segment in exchange for  contingent consideration of $800,000.  The sale amount represents the approximate total anticipated profit from what was at the time the segment’s only identified prospective sale (Starscape Communications Private Limited), and was contingent upon consummation of that sale.  To date nothing has been paid as the sale has not been closed.  The time period for consummation of the sale was 12 months from the date of the sale of the company, or until October 31, 2007, after which no consideration will be due.  As we do not consider this sale to be probable, no amounts have been recorded in the accompanying financial statements related to the contingent consideration.

On January 1, 2007, we, through our subsidiary PDS GIS/LIS, Inc., a Delaware corporation, acquired Land Links Company Ltd., a New Mexico Limited Liability Company.  We purchased Land Links from its two members for a purchase price of 360,000 shares of our common stock, 180,000 shares paid to David M. King and 180,000 shares paid to Glen W. Thurow.  The terms of the Land Links acquisition were negotiated by the President and CEO of our Premier and PDS GIS/LIS subsidiaries, Richard V. Souders, and the two members of Land Links, and Glen W. Thurow and David M. King.  Subsequent to the acquisition, Mr. Thurow became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000 and Mr. King became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000.  Both Mr. Thurow and Mr. King are employees at will.  We had no material relationship with Land Links or its members prior to our acquisition of Land Links.  This acquisition expanded our foothold in the geographic information systems arena.

Capital Structure
Our authorized common stock consists of 50,000,000 shares of common stock, no par value per share.  Each owner of our common stock has equal right to dividends and voting and there are no preemptive rights associated therewith.

Geographical Information Systems Segment
Our Geographical Information Systems (“GIS”) segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  In 2006, our GIS segment’s client base included the Bureau of Land Management, the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 50% of our GIS segment’s revenues come from subscriptions to its database products, and 50% from its GIS production services.  There is typically a modest decline in revenues related to GIS production services during the fourth quarter of each year, due to reduced client activity levels and a smaller number of business days than in other quarters.

Customers who use the land database products can access information through an internet site or by compact disc.  The database products provide database queries, reports, and digital maps for over 13,000,000 Bureau of Land Management and state land records in the Rocky Mountain area of the United States.  Users can investigate such land information as competitor activity, federal and state lease ownership, lot and tract survey data, open federal acres (i.e., land available for lease), and split estate lands (i.e., land in which surface ownership is not by the federal government, but the underlying mineral ownership is reserved to the federal government).

In the area of production services, our GIS segment provides data editing and enhancement, scanning, data conversion, data integration, and custom mapping.  The typical customer uses these services to convert existing GIS data into a digital format, or to integrate disparate data sets.

Information Technology Consulting Segment
Our consulting segment provides independent verification and validation and information assurance on large projects within several federal agencies.  In 2006, our consulting segment’s client base included the National Park Service as a prime contractor, and the Internal Revenue Service, USAID and the Department of State as a subcontractor.  The Department of State contract represents 46% of the segment’s revenues.  There is typically a modest decline in consulting revenues during the fourth quarter of each year, due to a smaller number of business days than in other quarters that is driven by a high concentration of mandatory federal government holidays.

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

We use a variety of software routines that were developed in-house to index critical information in a variety of ways, such as broad field categories, document type, and document title.  We base some of our products and databases on the software products of ESRI, Inc., for which we pay approximately $30,000 in annual maintenance fees.  There is no contract associated with the invoice for the ESRI maintenance fees. We employ a group of networked computer servers that are housed in one location, referred to as a server farm.  Server farm streamlines internal processes by distributing the workload between the individual components of the farm and expedites computing processes by harnessing the power of multiple servers.  Our server farm uses uninterruptible power supplies to ensure that critical information is highly available to our customers.  Our processes allow for updating as soon as new information becomes available.

We do not consider any of our data collection or data management design efforts to be research and development (R&D) activities.  Consequently, we incurred no R&D expense during the last two years.

Governmental Approval
No government approval is required for any of our products or services.

Government Regulations
We are not aware of any current or prospective government regulations, nor of any changes to existing regulations, that will impact our business.

Customers
We have a diverse customer base that includes many of the largest companies or government entities in the industries we serve.  Our government customers include counties, states, and the federal government.  The majority of our GIS customers are large multi-national and national oil and exploration companies.  In 2006, our largest two customers were BearingPoint, Inc. and IBM, through whom we acted as subcontractors to the Department of State and Internal Revenue Service, respectively.  Both customers are customers of our FuGEN, Inc. subsidiary, and generated 37% of our total revenue.

We sell our products and services to various government agencies and entities.  One contract, through a prime contractor with the Department of State, produced 29% of our total 2006 revenue.  The prime contractor is BearingPoint, Inc., which bills the government on our behalf and disburses funds to us on net 45 day terms.  Our government contracts are subject to terms that would allow for termination at the election of the government.  With the exception of the Department of State contract, we believe that no termination of any contract or subcontract at the election of the government would have a material adverse impact on our financial results.

In addition to the BearingPoint arrangement, our FuGEN subsidiary subcontracts through IBM for a project with the Internal Revenue Service, through both ManTech, Inc. and General Dynamics for projects with the Department of State, and also through Open System Sciences for a project with USAID.  Our Atlantic Systems Corporation subsidiary subcontracts through BearingPoint for a project with the National Security Agency, and through ADDX for a project with the Secretary of the Air Force.  None of these prime contractors are affiliates.

Suppliers
We obtain periodic updates to the case recordation database and various lease sale databases from the Bureau of Land Management under the Freedom of Information Act.  We also obtain lease sale and land ownership information from the state governments of Colorado, Wyoming, Utah, North Dakota, South Dakota, Montana, Nevada, New Mexico, Oregon, Washington, and California.  We pay no fees to any of these government entities.  Instead, data is either given to us under no obligation, or under a data sharing arrangement where the state governments obtain free access to our databases for their internal use.

Sales and Marketing
We have two full time sales people, and we have eight other employees with a large portion of their focus and responsibilities connected to sales.
Our marketing efforts  include a well maintained, functional and attractive web site, a quarterly e-news letter to all clients, attendance at selected trade shows, participation in selected trade associations and an assortment of collateral materials.

Federal land data customers are easy to identify because any government agency involved with land use in the western United States must have access to information such as that available through our products.  In most cases, such as the Bureau of Land Management, there is already an in-house staff that is reviewing land data and creates maps, but it does so mostly by hand.  The value proposition presented in these instances focuses on labor savings, improved customer service, time reduction and the improved accuracy to be realized by implementing our products.  The main obstacles in closing government sales involve the allocation of funds (which frequently lengthens the sales cycle into the following year), the lengthy approval process to which most government purchases are subjected and the tendency for internal development versus outsourcing.

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

Federal systems security projects require considerable face-to-face discussion with the senior information technology managers of a federal department, agency, or bureau.  The emphasis in these meetings is on the technical approach to be taken by us, which calls for in-depth discussions of client needs.  After initial approval, these projects are given to a contracting manager, who determines the funding vehicles to be used, reviews the proposals, and assigns contracts.  In some cases, we do not have access to a particular pre-approved government schedule of products, services and fees,, and so we have managed projects from the position of a subcontractor to another entity who has obtained the appropriate pre-approved schedule of products, services and fees..  Our strategy to expand by acquisition, as discussed further below, should give us sufficient mass to bid directly on a larger proportion of major government systems security projects, thereby allowing us to act as the prime contractor and potentially garner a larger share of the revenue from each project.

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

Our consulting segment competes against a large number of companies, and has subcontracted with several of them.  Competitors include CACI, SCS, SAIC, STG, Inc., ITS Services, NCI Information Services and Stanley Associates.  These companies all compete by retaining the services of people having a combination of various levels of security clearances and technical skills, and bidding their services to the federal government in response to specific requests for proposals.  The company offering a combination of the required level of security clearances and technical skills, combined with a competitive price, will generally be awarded a contract by the government.  In some cases, a company will subcontract selected work to a competitor whose employees may have a specific combination of security clearances and technical skills, in order to improve its chances of winning a contract.

We differentiate ourselves by delivering high quality service.  Our staff has a high level of expertise in the areas in which we consult.  We are highly responsive to problems encountered by our clients on which they request our consultation:  On request we rapidly evaluate the issues applicable to the problem, develop and propose a solution, and implement the solution upon approval.

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

Intellectual property licensed from Applied Geologic Studies, Inc. (AGS) constitutes a core component of our ClaimFinder product, which generated $12,000 in revenue in 2006.  We have paid an annual fee of approximately $600 to AGS in each of the past three years, which was based on sales of the ClaimFinder product during each of those years.  If AGS were to cancel the agreement, we might no longer be able to offer the ClaimFinder product for sale.  This is not a material contract, based on the history of minimal royalty payments and the insignificant sales decline that might occur if the royalty agreement were to be cancelled.

We have trademarked, or applied for trademarks, on the names of many of our products, and we have exercised reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violations or misuse.  Our products having current trademarks are ClaimFinder, CarteView, LeaseFinder, Land Link, PDS Studio, and LotFinder.  On October 17, 2007, we received from the U.S. Patent and Trademark Office official Notice of Acceptance of Statement of Use for our Map Layout Express product.

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

Risk Related to Our Business

Our operations have generated significant losses, which may continue.

Our operations generated a loss of $610,000 in the year ended December 31, 2006, compared to net income of $13,000 in the year ended December 31, 2005.  We may not be able to reverse this trend, increase revenue, or cut cost to a sufficient extent to avoid losses in future periods.  This is because:

•
We depend on database content obtained through agreements with third parties, and the failure to maintain these agreements could result in the elimination of some products, or more expensive data collection alternatives.

•	Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.
•
In 2006, 37% of our total revenue was generated by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenues generated by our FuGEN subsidiary.

•	Our growth strategy may prove unsuccessful.
•	We may be unable to identify potential acquirees, complete acquisitions, or integrate acquisitions into our operations.
•	We are affected by conditions and trends in our targeted industries, which may inhibit our ability to grow or otherwise adversely affect our business.
•	The federal government has substantially reduced its spending in order to channel funding into various war efforts, resulting in funding reductions on several system security projects.
•	The loss of key personnel could impair our future success.
•	We operate in competitive markets, which may adversely affect our market share and financial results.
•	We expect to continue amortizing intangible assets associated with existing acquisitions for the next five to eight years.
•
We could experience system failures, which could interrupt customer access to our Internet site, shut down various databases linked to our Internet site, or prevent us from distributing information to our customers by other means.

We discuss each of the above matters in more depth below.

We depend on database content obtained through agreements with third parties, and the failure to maintain these agreements could result in the elimination of some products, or more expensive data collection alternatives.

A significant proportion of the content we use in our database products is obtained from either commercial or government entities under licensing agreements or requests under the Freedom of Information Act.  In particular, information obtained from government entities cannot be obtained elsewhere.  If the government entities restrict or withdraw their content from us, some of our products would be cancelled, which would result in the elimination of up to $650,000 of recurring revenue.

Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.

In 2006, we obtained approximately 24% of our revenue from subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $15,000.

In 2006, we generated 37% of our total revenue by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenue generated by our FuGEN subsidiary.

While we have a diverse customer base that includes many large companies and government entities, our two largest customers generated 37% of our total revenue in 2006.  One government contact, initiated in 2003 through a prime contractor with the Department of State, produced 29% of our total 2006 revenue.  This contract was transferred to a new prime contractor, BearingPoint, Inc.,  in 2006, and has since been renewed for the 2007 calendar year.  It is subject to an annual renewal provision.  The following risks are inherent in government contracts:

•	Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.

•
Government clients may audit contract payments we receive for several years after these payments are made. Based on these audits, the clients may adjust or demand repayment of payments we have previously received.  None of the audits performed to date on our government contracts have resulted in any significant adjustments to our financial statements.  It is possible, however, that an audit in the future could have an adverse effect on our consolidated financial statements.

•
Government contract regulations provide that any company convicted of a crime or indicted on a violation of statutes related to federal contracting may lose its right to receive future contract awards or extensions.

•
Our ability to earn revenues from our existing and future U.S. federal government projects will depend upon the availability of funding from U.S. federal government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

•	Our ability to secure new government contracts and our revenues from existing government contracts could be adversely affected by any one or a combination of the factors listed above.

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

The federal government has repeatedly shifted funding out of its established programs to fund its various war efforts.  These funding reductions have repeatedly reduced the budgets of several system security projects in which our staff were involved.  If the war effort continues, we can expect to see reduced staffing levels on many federal projects in which we are involved, as well as the risk of outright program cancellation.  Continued funding reductions may reduce or eliminate the revenue generated by our FuGEN and Atlantic subsidiaries, which derive much of their business from the federal government

The loss of key personnel could impair our future success.

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

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

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

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce our sale value.

Members of our Board of Directors and our executive officers, together with their affiliates, own a significant number of shares of our outstanding common stock. Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

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

Overview

We have two primary lines of business.

First, our Geographical Information Systems (“GIS”) segment obtains federal geographical and land information ownership data from the BLM and state and county geographical and land information data from various states and counties and converts this information into databases which we sell to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land.  This service is offered both on compact disc and through an Internet site.  Nearly all sales are on an annual or quarterly subscription basis.  We also offer production mapping services to a number of clients.

Second, our Consulting segment provides information technology systems and enterprise assurance and security analysis services to various federal government agencies.  We use an internally-developed systems security analysis tool to improve the efficiency of our consultants, which allows us to bid more competitively for new work.

We have over 200 commercial and government customers.  Approximately 75% of our revenue is derived from government customers, which include the Department of State, the National Park Service, the Internal Revenue Service, the BLM, the Bureau of Reclamation, and the U.S. Forest Service.  Our commercial customers include most of the major domestic petroleum companies including: Anadarko Petroleum, BP America, ConocoPhillips, Devon Energy, EnCana, Shell, Williams Production, and Yates Petroleum.

Opportunities, challenges and risks

Key opportunities include our

•	Use of recent and prospective acquisitions to qualify for bidding on larger government contracts;
•	Use of additional employee skills gained from recent and prospective acquisitions to gain a higher review rating on more government contracts;
•	To take advantage of the opportunities, our Land Links and Premier Data Services subsidiaries are now jointly bidding on many GIS contract proposals;
•	Similarly, our FuGEN and Atlantic subsidiaries have jointly bid on several contracts, and routinely swap sales lead information.

Material challenges and risks include

•
The acquisition of a number of acquirees sufficient to create a cash flow neutral or positive position, which we estimate will be at a total revenue level of between $21 million and $25 million, depending on the cash flow of individual acquirees.

•	If we do not reach this revenue level by the end of 2007, we will use all cash available to us under our existing line of credit, and will then need additional sources of funding.
•
To overcome these issues, we are focusing on acquiring companies whose shareholders require the highest proportion of our stock as payment and the least amount of cash, combined with the highest possible level of cash flow.

•
Conversely, we are delaying acquisitions where acquiree shareholders insist on a large percentage of cash as part of the closing price, or where their cash flow is too low to offset our current cash requirements.

•
An additional challenge and risk relates to the decline in our revenue due to decreases in contracts and customers.  Our information technology consulting segment experienced a revenue decline from $4,888,000 in 2005 to $3,299,000 in 2006, which was a decrease of 33%.  This decrease was due to the expiration of several short-term consulting contracts with the federal government.  Current government contracts supporting this segment’s revenue are expected to continue through 2007.  Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenue and net income (loss) at this time.

•
Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.  In 2006, 37% of our total revenue was generated by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenue generated by our FuGEN subsidiary.  One government contact, initiated in 2003 through a prime contractor with the Department of State, produced 29% of our total 2006 revenue.  This contract was transferred to a new prime contractor, BearingPoint, Inc., in 2006, and has since been renewed for the 2007 calendar year.  It is subject to an annual renewal provision.

•
In 2006, we obtained approximately 24% of our revenue from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $15,000.

•
The federal government has substantially reduced its spending in order to channel funding into various war efforts, resulting in funding reductions on several system security projects.  These funding reductions have repeatedly reduced the budgets of several system security projects in which our staff were involved.  If the war effort continues, we can expect to see reduced staffing levels on many federal projects in which we are involved, as well as the risk of outright program cancellation.  Continued funding reductions may reduce or eliminate the revenues generated by our FuGEN and Atlantic subsidiaries, which derive much of their business from the federal government.

Known Trends, Events, Demands, Commitments and Uncertainties

Our business plan is contingent upon the completion of several acquisitions during 2007 and 2008 in order to achieve a cash flow neutral or positive situation.  Given our current limited cash resources, it is unlikely that we will be able to complete the necessary number of acquisitions unless we can demonstrate an ongoing capability to expeditiously register the stock we have thus far paid to former acquirees.

Within our GIS segment, we have experienced a gradual increase over the last three years of approximately 15% growth in the number of database subscriptions sold each year.  It is uncertain if this trend will continue, since it depends on the availability of new databases to sell to our customers, their price sensitivity in buying additional databases or renewing current ones, and the presence of competing databases from competitors.  Trends are highly variable within our IT security segment, where sales levels can change dramatically, based on the supply of federal funding for security projects in which we are involved.  For example, the funded staffing level for our Department of State project has varied between five and 25 employees over the past three years.  Thus, we find that the level of uncertainty is significantly greater in our IT security segment than in our GIS segment.

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

12/31/06

General:
Total backlog (000s)	$2,496
Total headcount	40

Consulting:
Total backlog (000s)	$2,136
Sales per person, annualized (000s)	$139
% Consulting hours billed (last quarter)	73

GIS:
Backlog (000s)	$360
Sales per person, annualized (000s)	$134
Annual subscriptions (000s)	$1,344
Subscription loss rate	6

We particularly focus on backlog, percentage utilization, total annual subscriptions, and the subscription loss rate.

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

The Company does not sell bundled products.  We sell software and databases, and each package has a maintenance contract associated with it.  Therefore, there are no bundled services, other than the maintenance aspect related to the software and database.  We also sell maintenance separately on existing software and database contracts.  Accordingly, there are no bundled services that would have to be accounted for under EITF 00-21.  Under SOP 97-2, because we sell maintenance on a separate basis, not just with the sale of software and databases, we break out the maintenance aspect of the sale and recognize that revenue separately and ratably over the maintenance period.

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

The adoption of SFAS 123R resulted in the recognition of $30,883 of compensation cost during the year ended December 31, 2006.  The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $13,729 as of December 31, 2006, all of which is expected to be expended during 2007.  See Note 10 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for the year ended December 31, 2005 and 2004 as if Premier Data Services, Inc. had recorded stock-based compensation expense.

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

We have financed our operations primarily through internally generated cash flow and from the sale of our securities to Battersea Capital, Inc. and Underwood Family Partners, Ltd. for $1,330,000.  We also have outstanding two notes payable, whose principal and interest totaled $383,338 as of December 31, 2006.  The notes accrue interest at 8.5% per annum.  The notes are secured by substantially all of our assets.  The notes were issued to Jack Baum and Sagebrook Technology Partners in March 2002, as partial payment for their earlier investment in the FuGEN, Inc. subsidiary.  We pay a total of $10,000 per month on these notes, as well as the net proceeds of any asset sales.

In December 2006, Premier completed a reverse acquisition transaction with us.  We were a public shell company.  In accordance with the terms of the merger agreement, we issued 14,082,871 shares of our common stock for 13,685,018 shares of the common stock and 2,685,253 shares of the Series A preferred stock of Premier.  Immediately after the merger transaction, the former stockholders of Premier owned approximately 85% of our issued and outstanding shares, and the management and, later, a board of directors,  designated by Premier have been appointed as our officers and directors.   The conversion of Premier shares into our shares has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of Premier obtained control of us.

Net Cash from Continuing Operations – Operating Activity
During the year ended December 31, 2006, our operating activity used $40,045 of cash.  This reflected a $610,000 net loss, a $53,000 use of cash that was caused by a reduction in accrued liabilities, and a $10,000 use of cash from other activities; these cash reductions were offset by $292,000 of depreciation, a $17,000 source of cash that was caused by an increase in accounts payable, and a $278,000 source of cash that was caused by a reduction in accounts receivable.  During the same period in 2005, our operating activities provided $481,000 of cash.  This reflected a $13,000 net profit, which was increased by $312,000 of depreciation.  Increases of $126,000 of accrued liabilities and $81,000 of deferred subscription revenue were primary sources of cash.

Net Cash from Continuing Operations – Investing Activity
Net cash used in our investing activity was $54,000 and $155,000 for the years ended December 31, 2006 and 2005, respectively.  In both cases, we purchased computer hardware and software to bolster our GIS server operation, as well as to replace existing computer and copier equipment.

Net Cash from Continuing Operations – Financing Activity
Net cash provided by our financing activity was $1,252,000 for the year ended December 31, 2006, while $290,000 was used by our financing activities for the year ended December 31, 2005.  During 2006, we obtained $82,000 of short-term financing from our GIS segment president, Richard V. Souders , and paid it back, including $752 of interest.  Also, see the above discussion of Battersea Capital and Underwood Family Partners.  During 2006 we paid down $78,000 of debt (all of which was principal) to Jack Baum and Sagebrook Technology Partners.  During 2005, we obtained $100,000 of short-term financing from Richard V. Souders, and both paid it back as well as $200,000 previously owed to the same party.  In addition, we paid down $90,000 of debt to Jack Baum and Sagebrook Technology Partners.

Evaluation of amounts and certainty of cash flows:  Of our cash flows, $1.4 million originates from database subscriptions that are primarily billed to large oil and gas exploration and production companies.  We consider these cash flows to be very reliable, given that 94% of all subscriptions are renewed each year.  Of our remaining cash flows, nearly all are from the federal government or large prime contractors through whom we do business with the federal government.  The cash inflows associated with the federal government are generally paid within 30 to 60 days of the original invoice dates, with immaterial amounts of bad debts.  The primary uncertainty surrounding governmental cash flows is that projects are not renewed for additional option years, usually due to funding shortfalls within the federal government.

Results of Operations
Net loss
In the year ended December 31, 2006, we incurred a net loss of $610,000, compared to net income of $13,000 in the year ended December 31, 2005.  We incurred the net loss because our gross profit decreased by $901,000 and our loss from our customer relationship segment increased by $137,000 from 2005 to 2006.  These were offset by a $147,000 decline in selling and administrative compensation expense and a $181,000 decline in general and administrative expenses.  Additionally, we had lower interest and taxes of $38,000 and $49,000, respectively.  These variances are discussed in more detail below.

Revenue
Our revenues decreased from $7,486,000 in 2005, to $6,055,000 in 2006, which was a decrease of 19%.  This decrease was almost entirely due to the expiration of several consulting contracts with the federal government.

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

Our information technology consulting segment experienced a revenue decline from $4,888,000 in 2005 to $3,299,000 in 2006, which was a decrease of 33%.  This decrease was due to the expiration of several short-term consulting contracts with the federal government.  The expiring contracts included information assurance projects with Perot Systems, the Veterans Health Administration, and the National Park Service.  Current government contracts supporting this segment’s revenues are expected to continue through 2007.  Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenues and profits at this time.

Our customer relationship management segment experienced a revenue decline from $374,000 in 2005 to $182,000 in 2006, which was a decline of 51%.  The revenue reduction was caused by an ongoing decline in the number of customers to whom the segment provides maintenance support.  This segment was sold in November 2006.  The segment was sold in exchange for no other consideration than a percentage of profits from new future sales generated by the segment, if any, not to exceed $800,000 in the aggregate.

The justice information systems (JIS) segment experienced a revenue increase from $120,000 in 2005 to $322,000 in 2006, which was a 169% increase.  This increase was caused by $250,000 billed under a single consulting services contract, while $66,000 was related to JIS projects.  The revenues generated by this segment are increasingly unrelated to justice systems, and it was consolidated into our consulting segment as of the end of 2006.  This segment was sold in February 2007 and is presented in the statement of operations as a discontinued operation, net of expenses of $269,000 and $323,000 in 2006 and 2005, respectively.

Operating Expenses
Our operating expenses were $6,540,000 and $7,398,000 in 2006 and 2005, respectively.  These expenses consisted of $5,172,000 and $5,849,000 of compensation expenses in 2006 and 2005, respectively.  The $677,000 decline in compensation expense from 2005 to 2006 was primarily caused by a reduction in those staff associated with several federal consulting projects that were completed during the period.  We also incurred general and administrative expenses of $1,368,000 and $1,550,000 in 2006 and 2005, respectively.  Bad debt was also reduced by $40,000 during 2006, primarily due to an unusually high bad debt expense in 2005 that was caused by the merger of several customers.  Travel and entertainment costs declined by $35,000 in 2006, in approximate proportion to the reduction in headcount during the year.  Income tax expense for the consulting division was reduced by $61,000 during 2006, due to the substantial decline in earnings from 2005.

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

The margin of our GIS segment increased to $350,000 from $93,000 for the years ended 2006 and 2005.  Of this $257,000 increase, $99,000 was caused by a reduction in the salaries expense, which in turn was caused by the delayed rehiring of two positions, whose occupants left us during the first half of 2006.  There was also a decline of $51,000 in bad debt expenses during 2006, which had been much higher in 2005 when several customers combined and merged the database subscriptions to which they were subscribing.  In addition, there was a net decrease of $106,000 in outside services, due to a decline in outsourced production projects in 2006 over 2005.

The margin of our customer relationship management segment declined to $(87,000) in 2006 from $51,000 in 2005.  Of this $138,000 margin reduction, the primary cause was a revenue decline of $193,000 that was attributable to the departure of several customers, as well the sale of the business in early November 2006, which eliminated the final two months of 2006 revenue recognition.  Offsetting the revenue decline was a $19,000 decline in depreciation and a $34,000 salary reduction in 2006.

The margin of our justice information system segment improved to $(261,000) in 2006 from $(475,000) in 2005.  Of this $214,000 improvement, $131,000 was caused by an increase in revenues due to the continuation of a consulting services contract that began during the second half of 2005.

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

October 22, 2007
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

Xedar Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005

Revenue
Sales	$6,055,398	$7,486,152
Cost of sales (principally consulting compensation)	2,832,885	3,362,728
Gross profit	3,222,513	4,123,424
Selling and Administrative Expenses
Compensation and payroll taxes	2,339,204	2,486,163
Other expenses	1,368,339	1,549,507
Total Selling and Administrative Expenses	3,707,543	4,035,670
Net Operating (Loss) Income	(485,030)	87,754

Other Income (Expenses)
Interest expense	(65,942)	(101,565)
Interest income	10,960	8,662
Total Other Expenses	(54,982)	(92,903)

Income (Loss) Before Income Tax	(540,012)	(5,149)

Income Tax Benefit (Expense)	16,621	(32,604)

Income (Loss) from continuing operations	(523,391)	(37,753)
Discontinued operations, net of income tax
benefit (expense):
Loss from discontinued Customer Relationship
Management segment	(86,574)	51,000

Net (Loss) Income	$(609,965)	$13,247

Net Income (Loss) per Share - Basic:
Loss per share continuing operations	$(0.03)	$0.001
Loss per share discontinued operations	$(0.01)	$0.001
Net loss per share	$(0.04)	$0.001

Net Income (Loss) per Share – Diluted:
Loss per share continuing operations	$(0.03)	$0.001
Loss per share discontinued operations	$(0.01)	$0.001
Net loss per share	$(0.04)	$0.001

Shares Used in Computing Net Income (Loss) per Share:
Basic – pro forma	13,804,696	9,437,692
Diluted – pro forma	13,804,696	14,597,168

 See notes to consolidated financial statements.

Xedar Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years EndedDecember 31, 2006 and December 31, 2005

	Series A Convertible
	Preferred			Common		Additional	Retained
	Stock			Stock		Paid-In	Earnings
	Shares	Amount		Shares	Amount	Capital	(Deficit)	Total
Balance – January 1, 2005	3,162,941		$3,163	12,068,813	$12,069	$2,155,694	$(868,531)	$1,302,395
Net income	---		---	---	---	---	13,247	13,247

Balance – December 31, 2005	3,162,941		3,163	12,068,813	12,069	2,155,694	(855,284)	1,315,642

Sale of Common Stock	---		---	1,700,788	1,701	1,328,299	---	1,330,000

Issuance of 6,667 shares of Common Stock pursuant to stock option exercise	---		---	6,667	7	1,619	---	1,626

Effect of issuance of common stock and recapitalization in a reverse acquisition transaction	(3,162,941)		(3,163)	3,479,581	3,488,775	(3,485,612)	---	---

Issuance of 409,090 shares pursuant to conversion of convertible debt	---		---	409,090	409,090	---	---	409,090

Distribution to controlling shareholders in reverse acquisition transaction	---		---	(463)	(400,000)	---	---	(400,000)

Recognition of stock option expense for exchange of options	---		---	366,048	30,883	---	---	30,883

Net loss	---		---	---	---	---	(609,965)	(609,965)
Balance – December 31, 2006	---	$	---	18,030,518	$3,542,525	$ ---	$(1,465,249)	$2,077,276

See notes to consolidated financial statements.

Xedar Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(609,965)	$13,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	292,028	312,249
Loss on disposal of property and equipment	13,504	--
Stock issued for services	32,509	--
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	278,226	(36,050)
Other current assets	(22,456)	(10,039)
Increase (decrease) in:
Accounts payable	16,880	(4,770)
Accrued liabilities	(53,217)	125,836
Deferred subscription revenue	12,446	80,504

Net Cash Provided (Used) by Operating Activities	(40,045)	480,977

Cash Flows from Investing Activities
Acquisition of property and equipment	(54,795)	(156,371)
Proceeds from sale of equipment	--	1,050

Net Cash Used by Investing Activities	(54,795)	(155,321)

Cash Flows from Financing Activities
Proceeds from short-term notes payable	82,000	100,000
Payments on short-term notes payable	(159,500)	(300,000)
Payments on long-term notes payable	--	(90,000)
Proceeds from sale of common stock	1,330,000	---

Net Cash Provided (Used) by Financing Activities	1,252,500	(290,000)

Net Increase in Cash	1,157,660	35,656

Cash and Cash Equivalents – Beginning of Year	196,992	161,336

Cash and Cash Equivalents – End of Year	$1,354,652	$196,992

Supplemental Cash Flow Disclosure
Cash paid for interest	$752	$37,223
Cash paid for income taxes	---	$26,152

Payable to shareholders for common stock	$400,000
Conversion of debt and interest to common stock	$409,090

See notes to consolidated financial statements.

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

Xedar Corporation
Notes to Consolidated Financial Statements

Two customers comprised 37% of the Company’s sales for the year ended December 31, 2006, and comprised 45% of the Company’s accounts receivable at December 31, 2006.  Additionally, one customer comprised 50% of the Company’s sales for the same period in 2005.  In 2006 our revenue from the two customers which exceeded 10% of total revenue was $1,528,000 and $796,000.  In 2005 our revenue from the one customer which exceeded 10% of total revenue (a different customer) was $3,940,000.  The revenue from each of these three customers was in the consulting segment.

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

Xedar Corporation
Notes to Consolidated Financial Statements

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

The Company does not sell bundled products.  We sell software and databases, and each package has a maintenance contract associated with it.  Therefore, there are no bundled services, other than the maintenance aspect related to the software and database.  We also sell maintenance separately on existing software and database contracts.  Accordingly, there are no bundled services that would have to be accounted for under EITF 00-21.  Under SOP 97-2, because we sell maintenance on a separate basis, not just with the sale of software and databases, we break out the maintenance aspect of the sale and recognize that revenue separately and ratably over the maintenance period.

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

Xedar Corporation
Notes to Consolidated Financial Statements

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

The adoption of SFAS 123R resulted in the recognition of $30,883 of compensation cost during the year ended December 31, 2006.  The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $13,729 as of December 31, 2006, all of which is expected to be expended during 2007.  See Note 10 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for the year ended December 31, 2006 and 2005 as if Premier Data Services, Inc. had recorded stock-based compensation expense.

Xedar Corporation
Notes to Consolidated Financial Statements

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

Xedar Corporation
Notes to Consolidated Financial Statements

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

As discussed in Note 9, the Company acquired shares from a shareholder for $400,000 and the amount is included in accounts payable to shareholders in the accompanying consolidated balance sheet at December 31, 2006.  The balance was paid in January 2007. See also the discussion of convertible notes payable to related parties in Note 5.

Note 5 – Convertible Notes Payable to Related Parties
Convertible notes payable to related parties consist of:

December 31,
2006
Convertible Note Payable – Affiliated company of shareholder – due in monthly installments of $5,402 including interest at 8 ½% per annum, maturing in 2009.	$207,079
Convertible Note Payable – Shareholder, due in monthly installments of $4,598 including interest at 8 ½% per annum, maturing in 2009.	176,259
383,338
Less current maturities	383,338
Long-term notes payable to related parties	$--

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

Xedar Corporation
Notes to Consolidated Financial Statements

Note 6 – Income Taxes
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
Deferred tax assets (liabilities) – current:
Accrued liabilities	$27,124	$29,254
Allowance for doubtful accounts	2,276	7,994
Net deferred tax asset (liability) - current	29,399	37,248

Deferred tax assets (liabilities) – non-current
Net operating loss	944,443	807,094
Amortization intangibles	97,498	107,489
Fixed assets	(38,811)	(108,722)
Net deferred tax liability non-current	1,003,130	805,861

Valuation allowance	(1,032,530)	(843,109)
Net deferred tax asset (liability)	---	---

edar Corporation
Notes to Consolidated Financial Statements

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

Xedar Corporation
Notes to Consolidated Financial Statements

Note 8 – Discontinued Operations
Sale of CustomerSoft

In November 2006 we sold CustomerSoft, our customer relationship management segment, which provided software maintenance support.  We sold CustomerSoft in order to reduce the number of our operating divisions, thereby allowing us to concentrate our monetary and management resources on developing the GIS and consulting segments.  The 2006 revenue of the Customer Relationship Management (CRM) segment was 2.9% of total revenue.  The operations of the CRM segment were insignificant, other than an intangible asset and the associated amortization expense, which amounts to $92,132 in 2006.  We incurred a $13,000 loss on the sale of CustomerSoft, classified in selling and administrative expense.

Note 9 – Reverse Acquisition of Xedar
Effective December 31, 2006 Premier agreed to acquire Xedar (a public shell) for $400,000 cash, with the shareholders of Xedar prior to the acquisition retaining 10% ownership in the surviving entity.  This transaction was consummated by the parties simultaneously entering into the following two contracts.

Merger Agreement
Effective December 31, 2006, Premier entered into a merger agreement with Xedar.  Before the merger agreement there was no material relationship between Xedar and Premier.   Prior to the merger Xedar had 2,500,072 shares of common stock outstanding.  Effective December 31, 2006, Xedar issued, pursuant to the merger agreement with Premier, 14,082,871 shares of its common stock for 13,685,018 shares of the common stock and 2,685,253 shares of the Series A preferred stock of Premier, based upon a conversion ratio of 0.78199 shares of Xedar common stock for 1 share of Premier common stock, and 1.25922 shares of Xedar common stock for 1 share of the Series A preferred stock of Premier.  Also 34 Xedar shares were issued for rounding up of the fractional shares.  Immediately following the closing of the Merger Agreement there were 16,582,977 shares of Xedar common stock outstanding and Premier became a subsidiary of Xedar.

The remaining 91,244 shares of Premier common stock and 477,688 shares of Premier Series A preferred stock were subsequently converted to Xedar common stock using the same conversion ratios, resulting in additional 672,866 Xedar shares, bringing the total number of shares issued to effect the merger to 14,755,771 shares and the number of Xedar shares outstanding post-merger to 17,255,843 shares.

Further, options to purchase 65,500 Premier common shares are outstanding.  These options expire between 2011 and 2015.    If the options are exercised, the owners of the resulting common stock would become minority owners in Premier.

Controlling Shareholder Agreement
Simultaneously with entering into, and as a condition of, the above merger agreement, Premier entered into an agreement with the controlling shareholders of Xedar.  The terms of the agreement were that Premier paid the controlling shareholders of Xedar $400,000 in exchange for 463 shares of Xedar common stock, and all of the shareholders of Xedar retained 10% ownership in the surviving entity.

The entire transaction has been accounted for as a reverse acquisition of Xedar by Premier, in accord with the provisions of FASB Statement 141, Business Combinations.  Premier is deemed to be the purchaser and surviving company for accounting purposes.  Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of Premier have been presented for the comparative prior period.  The historical cost of the net assets of Xedar that were acquired was $0.  The $400,000 paid to the controlling shareholders of Xedar has been reported as a distribution in the consolidated statement of changes in stockholders’ equity.  Pro forma information is not presented as the financial statements of Xedar Corporation are insignificant.

Note 10 - Stock Option Plan
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

Xedar Corporation
Notes to Consolidated Financial Statements

2005
Net income – as reported	$13,247
Net loss – pro forma	$(97,512)
Basic income per share – as reported	$0.001
Basic loss per share – pro forma	$(0.008)
Fully diluted income per share – as reported	$0.001
Fully diluted loss per share – pro forma	$(0.008)

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

Xedar Corporation
Notes to Consolidated Financial Statements

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

Note 11 - Employee Benefit Plan
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

Xedar Corporation
Notes to Consolidated Financial Statements

Note 12 – Segment Information

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
Financial information for the Company’s business segments was as follows (in thousands):

	As of December 31
	2006	2005
Revenue:
Consulting	$3,299	$4,888
Geographical information systems	2,434	2,478
Justice information systems	322	120
Total	$6,055	$7,486
In 2006 our revenue from the two customers which exceeded 10% of total revenue was $1,528,000 and $796,000. In 2005 our revenue from the one customer which exceeded 10% of total revenue (a different customer) was $3,940,000. The revenue from each of these three customers was in the consulting segment.

Income (Loss) from operations:
Consulting	$175	$1,085
Geographical information systems	350	93
Justice information systems	(261)	(475)
Corporate expenses	(787)	(741)
Total	$(523)	$(38)

Identifiable fixed assets:
Consulting	157	$156
Geographical information systems	735	710
Justice information systems	77	75
Other	51	52
Less: accumulated depreciation	(731)	(870)
Total	$289	$123

Depreciation and amortization:
Consulting	$37	$58
Geographical information systems	126	131
Other	129	123
Total	$292	$312

Xedar Corporation
Notes to Consolidated Financial Statements

As discussed in Note 8, we sold our CRM segment in November 2006.   For the year ended December 31, 2006, CRM revenue was approximately, $182,000, loss from operations was approximately $87,000 and identifiable fixed assets were zero.   For the year ended December 31, 2005, CRM revenue was approximately, $374,000, income from operations was approximately $51,000 and identifiable fixed assets were approximately $417,000.

Total asset data is not provided to the chief operating decision maker and therefore is not detailed above.

Note 13 – Subsequent Events
On January 1, 2007, we acquired Land Links Company Ltd., which compiles information for and related to the geographic coordinate database, for 360,000 shares of common stock. This acquisition does not meet the significance tests and the financial statements are not included in this filing.

On March 1, 2007, we completed the sale of our justice information systems (“JIS”) division to Justice Systems, Inc. for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS division to Justice Systems, Inc.  There was no material relationship between the Company and Justice Systems, Inc. prior to the disposition of JIS division assets.

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

Xedar Corporation
Notes to Consolidated Financial Statements

On March 22, 2007 we acquired all of the outstanding stock of Atlantic Systems Corporation, a Virginia corporation.  Atlantic develops software for the defense and intelligence agencies of the federal government, and provides technical assistance and training for other software systems implemented by the federal government. Additionally Atlantic provides strategy consulting services to those same agencies.  Further, Atlantic assists its clients in selling their products and services to the federal government.  Pursuant to the Stock Purchase Agreement between us, Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J. O. McFalls, III (who together owned all of the outstanding stock of Atlantic prior to the transaction), dated March 22, 2007, as amended by the First Amendment to Stock Purchase Agreement, dated July 26, 2007, we purchased all of the outstanding Atlantic stock from the shareholders for (i) an initial payment of 1,380,802, (ii) a closing payment of 3,000,000 shares of our common stock, and (iii) a contingent payment not to exceed 2,000,000 shares of our common stock, to be made at our discretion, in the event Atlantic or its subsidiary receives one or more significant RFPs (Requests For Proposal), RFQs (Requests for Quotation) or SOWs (Statements of Work) from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.  The terms of the Atlantic acquisition were negotiated by our CEO, Hugh H. Williamson, III, and the three shareholders of Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J.O. McFalls, III. We had no material relationship with Atlantic or its shareholders prior to the purchase.  Subsequent to the acquisition, Don W. Rakestraw, Jeffrey R. Grime, and J.O. McFalls, III became employees at will with certain severance related rights.  Specifically, Mr. Rakestraw became the CEO of our wholly owned Atlantic subsidiary, with an annual salary of $230,000 per year.  If Mr. Rakestraw is terminated without cause in his first year of employment, he is entitled to a payment of $820,000, if he is terminated without cause at any time thereafter, he is entitled to a payment of $500,000, and if he is terminated for cause at any time, he is not entitled to any severance. Mr. Grime became the President of our wholly owned Atlantic subsidiary, with an annual salary of $230,000 per year.  If Mr. Grime is terminated without cause in his first year of employment, he is entitled to a payment of $690,000, if he is terminated without cause at any time thereafter, he is entitled to a payment of $460,000 and if he is terminated for cause at any time, he is not entitled to any severance.  Mr. McFalls became the President of the NSA business unit of our wholly owned Atlantic subsidiary, with an annual salary of $210,000 per year.  If Mr. McFalls is terminated without cause, he is entitled to a payment of $420,000, and if he is terminated for cause at any time he is not entitled to any severance.  With the acquisition of Atlantic, we now provide strategic planning, business development services and program management to the federal government

On October 1, 2007 we acquired Pixxures, Inc., a Delaware corporation, in a stock for stock transaction.  We acquired Pixxures Inc. in order to expand our geospatial production and sales capabilities.  Pixxures employs a much larger number of geospatial production personnel than Xedar, allowing us to bid on larger geospatial projects that we would previously have needed to outsource to subcontractors.  Also, Pixxures operates in a lower-cost facility than Xedar, so the overhead cost applied to our bids will be reduced.  Further, Pixxures has three sales staff specializing in county-level and commercial customers, which complements our two sales staff who specialize primarily in federal government sales.  To facilitate the Pixxures acquisition, we formed Pixx Acquisition Corp., a Delaware corporation.  By the terms of the Agreement and Plan of Merger, dated September 26, 2007, between Xedar, Pixxures and Pixx Acquisition Corp. we purchased all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of Xedar common stock having a negotiated value of $5,115,000, based on the average daily closing price of Xedar common stock for the 20 trading days ending two days prior to the closing.  Subject to the terms of the agreement, additional shares may become payable by Xedar if the market price of Xedar common stock, for the 60 trading days following the date upon which the purchase payment shares are registered with the U.S. Securities and Exchange Commission, is less than the average closing price.  If the subsequent market price is less than the average closing price, additional shares will be issued, such that the total consideration received for the Pixxures capital stock in the transaction equals $5,115,000, calculated based on the subsequent market price.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2006, filed March 16, 2007)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2006, filed March 16, 2007)
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xedar Corporation

Date: November 2, 2007	By:	/s/ Hugh H. Williamson, III
Hugh H. Williamson, III President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hugh H. Williamson III Hugh H. Williamson, III	President, Chief Executive Officer and Director (Chair)	November 2, 2007

/s/ Steven M. Bragg Steven M. Bragg	Chief Financial Officer, Treasurer and Secretary	November 2, 2007

/s/ Samuel J. Camarata, Jr. Samuel J. Camarata, Jr.	Director	November 2, 2007

/s/ Jack H. Jacobs Jack H. Jacobs	Director	November 2, 2007

/s/ Trusten A. McArtor Trusten A. McArtor	Director	November 2, 2007

/s/ John P. Moreno John P. Moreno	Director	November 2, 2007

/s/ Craig A. Parker Craig A. Parker	Director	November 2, 2007

/s/ Roger J. Steinbecker Roger J. Steinbecker	Director	November 2, 2007

Exhibit Index

Number	Description
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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2006, filed March 16, 2007)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 2006, filed March 16, 2007)
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.