Form 10QSB/A
period 2007-03-31
XEDAR CORP
filed 2007-11-13
CIK 108770

 Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A-2

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements the past 90 days.   [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes    [x] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court   [X] Yes  [ ] No
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

We had 22,650,518 shares of common stock, no par value, outstanding on May 10, 2007.

Transitional Small Business Disclosure Format (Check one)    [ ] Yes       [x] No

Explanatory Note

We are filing this Amendment No. 2 to our Form 10-QSB for the quarter ended March 31, 2007, filed May 15, 2007, as amended by our Form 10-QSB/A-1 for the same period filed May 16, 2007, for the following reason.  On October 16, 2007, the audit committee of our board of directors determined that there were errors in previously issued financial statements for the quarter ended March 31, 2007 and that the financial statements should be restated.

On January 9, 2007, we entered into a consulting arrangement with C.C.R.I. Corporation (CCRI) for a term of twelve months, pursuant to which we issued 200,000 shares of our common stock to CCRI, as consideration for investor relations and financial consulting services to be provided.  We determined that the shares had a market value of $180,000 as of January 9, 2007, which we recorded as deferred compensation payable in our stockholders’ equity. At March 31, 2007, the deferred balance was originally classified as an offset within common stock.    Of the $180,000, we expensed $43,065 and $45,000 in the quarters ended March 31 and June 30, 2007, respectively. The remaining balance of $136,935 as of March 31, 2007, was to be expensed over the remaining life of the contract.  We followed the above accounting because we initially concluded that we should expense the value of the shares ratably over the 12 month life of the contract.

Upon further review of Issues 96-18 and 00-18 of the Emerging Issues Task Force of the Financial Accounting Standards Board, we have now concluded that, because we did not have a clear contractual right to recover a ratable portion of the issued shares should CCRI fail to meet its performance obligations over the life of the contract, we should have fully expensed the $180,000 value of the shares as of the date of the contract.

As discussed in detail below, for the quarter ended March 31, 2007, we have reclassified out of other administrative expense a net gain of $74,677  related to the gain on sale of our JIS segment.  This gain is now classified with discontinued operations, in accordance with SFAS No. 144.

Our audit committee has discussed with our independent accountant, Ehrhardt Keefe Steiner & Hottman, PC, the matters disclosed in Amendment No. 2 to our Form 10-QSB for the quarter ended March 31, 2007, and, for the reason stated above, concluded that the originally issued financial statements for the quarter ended March 31, 2007, should no longer be relied upon.

The amounts we restate for the quarter ended March 31, 2007 are:

	As reported	As amended

Other administrative expense	$1,530,351	$1,741,963
Net loss	(1,352,933)	(1,489,868)
Common stock	13,122,324	13,259,259
Accumulated deficit	(2,818,182)	(2,955,117)
Net loss per share - basic and diluted	(0.07)	(0.08)

Further, as we have prepared the restated financial statements for the quarter ended March 31, 2007, we have concluded that we should disclose certain events which occurred subsequent to March 31, 2007, and subsequent to our preparation of the financial statements in the March 31, 2007 Form 10-QSB/A-1 as originally filed.  We have also identified information in the Form 10-QSB/A-1 which we could have disclosed with more precision.  We have therefore concluded that we need to make certain changes to the disclosures in the Form 10-QSB/A-1.  The financial statements in this Amendment No. 2 report certain material events which occurred subsequent to March 31, 2007.  For additional information on subsequent events the reader should refer to the Forms 10-QSB and 8-K we have filed in 2007.  This Amendment No. 2 amends Part I Items 1 and 2 as discussed below.

Changes made in this amendment include:

Part I

Item 1

Consolidated Balance Sheets
We sold our Justice Information Systems (JIS) division in March 2007.  As originally filed, in the Consolidated Balance Sheets we included $75,000 of JIS identifiable fixed assets with Net Property and Equipment.  In this amendment we have reclassified these assets as non-current assets of discontinued operations, in accord with Statement of Financial Accounting Standard (SFAS) No. 144.

Consolidated Statements of Operations
We sold CustomerSoft, our customer relationship management (CRM) segment, in November 2006.  We sold our JIS division in March 2007.  As originally filed, in the Consolidated Statements of Operations we classified the operations of CRM and JIS in regular operations.  In this amendment we have reclassified the operations of our CRM and JIS segments as discontinued operations, in accordance with SFAS No. 144.  As a result, there are significant reclassifications on the consolidated statement of operations for the quarter ended March 31, 2006.

For the quarter ended March 31, 2007, the JIS segment had no activity other than the approximately $75,000 gain on sale of this segment which was previously included in other selling and administrative expenses, but is now classified in discontinued operations.

We broke out loss per share for continuing and discontinued operations.

Consolidated Statements of Cash Flows
We restated our Net Loss from $1,352,933 to $1,489,868, Stock Issued for Services from $955,315 to $1,092,250, and Unamortized Balance of Stock Issued for Services from $271,685 to $134,750 to report the change in accounting for the CCRI consulting agreement discussed earlier.

Note 2.
We expanded the detail of our disclosure concerning our acquisition of Land Links Company, Ltd.  We provide additional information regarding acquisitions and dispositions of our divisions as it relates to parties involved and consideration paid or received.

Note 3.
We expanded the detail of our disclosure concerning our acquisition of Atlantic Systems Corporation (Atlantic).  We provide additional information regarding acquisitions and dispositions of our divisions as it relates to parties involved and consideration paid or received.

Note 4
We replaced Note 4, Sale of Justice Information Systems Division, with Note 4, Discontinued Operations.

Note 8
We changed our disclosure of segment information from four segments to the two segments which are still in operation starting January 1, 2007.

After the first table in Note 8 we added a paragraph to provide a disclosure about customers whose revenue exceeded 10% of total revenue in accordance with SOP 94-6 and paragraph (39) of SFAS No. 131.

Note 9
We added a discussion on subsequent events including our acquisition of Pixxures, Inc. and an amendment to the purchase agreement for our purchase of Atlantic Systems Corporation.

Item 2

Management's Discussion and Analysis or Plan of Operations
We expanded our management's discussion and analysis or plan of operations with additional disclosure concerning the opportunities, challenges and risks, known trends, events, demands, commitments and uncertainties we face and our key performance indicators.

Revenue Recognition
We revised our disclosure of service sales revenue recognition to address the issue of bundled services sales.  We do not sell bundled services.

Stock-Based Compensation
We added a disclosure of actual amounts of compensation cost recognized in connection with adoption of SFAS 123R in the first quarter of 2007.

Liquidity and Capital Resources
We revised our disclosure to give additional detail about sources of financing we used in the first quarter of 2007 and updated our disclosure with amounts affected by restatement of other administrative expense.

We evaluated amounts and certainty of cash flows.

Results of Operations
We discussed changes in our Net Loss.

We identified federal contracts that have expired and have not been renewed.

We updated our disclosures with numbers affected by restatement of other administrative expense and change in reporting of discontinued operations.

Table of Contents

Page
Part I - Financial Information

Item 1. Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	25

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	27

Part I

Financial Information

Item 1. Financial Statements

Xedar Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$614,597	$1,354,652
Trade accounts receivable, net of allowance for doubtful accounts of $7,803 and $6,230	1,681,956	638,201
Other current assets	93,134	68,561
Total Current Assets	2,389,687	2,061,414
Property and equipment, net	295,348	213,979
Intangible assets, net	8,292,747	-
Goodwill	6,054,295	1,246,904
Non-current assets of discontinued operations	-	75,000
Total Assets	$17,032,077	$3,597,297

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$390,073	$40,347
Payable to shareholders	-	400,000
Deferred subscription revenue	590,809	578,073
Current portion of convertible notes payable to related parties	326,763	383,338
Accrued liabilities and other	507,074	118,263
Total Current Liabilities	1,814,719	1,520,021
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 22,650,518 and 18,030,518 shares issued and outstanding	13,259,259	3,542,525
Common stock subscription issuable	5,108,696	-
Stockholder note receivable	(195,480)	-
Accumulated deficit	(2,955,117)	(1,465,249)
Total Stockholders' Equity	15,217,358	2,077,276
Total Liabilities and Stockholders' Equity	$17,032,077	$3,597,297

See accompanying notes to unaudited consolidated financial statements

Xedar Corporation
Consolidated Statements of Operations

	Quarter Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue
Sales	$1,526,503	$1,525,189
Cost of sales (principally consulting compensation)	811,074	774,641
Gross profit	715,429	750,548

Selling and Administrative Expense
Compensation and payroll taxes	535,246	495,721
Other expense	1,741,963	299,178
Total Selling and Administrative Expense	2,277,209	794,899

Net Operating Loss	(1,561,780)	(44,351)
Other Income (Expense)
Interest income	7,426	16,800
Interest expense	(10,191)	(3,623)

Income (Loss) Before Income Tax	(1,564,545)	(31,174)
Income Tax Benefit (Expense)	-	(1,664)

Net Loss from continuing operations	$(1,564,545)	$(32,838)

Discontinued operations
Loss from discontinued Customer Relationship Management segment	-	(15,455)
Income (Loss) from discontinued Justice Information Systems division	74,677	(49,980)

Net Loss	(1,489,868)	(98,273)

Net Loss per Share Basic and Diluted:
Loss per share continuing operations	$(0.08)	$(0.00)
Loss per share discontinued operations	$(0.00)	$(0.01)
Net loss per share	$(0.08)	$(0.01)

Shares Used in Computing Net Loss per Share:
Basic - pro forma	20,610,519	13,420,530
Diluted - pro forma	20,610,519	13,420,530

See accompanying notes to unaudited consolidated financial statements

Xedar Corporation
Consolidated Statements of Cash Flows
	Quarter Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flow From Operating Activity:
Net Loss	$(1,489,868)	$(98,273)
Adjustments to reconcile net loss to net cash provided by operating activity
Depreciation and amortization	164,125	77,760
Loss on disposition of property and equipment	2,337	-
Stock issued for services	1,092,250	-
Stock option expense for exchange of options	13,729	-
Accrued interest on note receivable from stockholder	(250)	-
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(98,630)	(40,653)
Other current assets	(23,910)	(33,961)
Increase (decrease) in:
Accounts payable	(15,511)	38,040
Accrued liabilities and other	245,865	(35,394)
Deferred revenue	(164,451)	101,487
Net Cash Provided (Used) by Operating Activity	(274,314)	9,006
Cash Flow from Investing Activity
Acquisition of property and equipment	(56,751)	(29,298)
Net Cash Provided (Used) by Investing Activity	(56,751)	(29,298)
Cash Flow from Financing Activity
Payments on short-term notes payable	(456,575)	(5,700)
Proceeds on long-term notes payable	47,585	-
Proceeds from sale of common stock	-	1,625
Net Cash Provided (Used) by Financing Activity	(408,990)	(4,075)
Net Increase (Decrease) in Cash	(740,055)	(24,367)
Cash and Cash Equivalents - Beginning of the Period	1,354,652	196,992
Cash and Cash Equivalents - End of the Period	$614,597	$172,625
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Shares issued to acquire Land Links Company, Ltd	360,000
Shares issued to acquire Atlantic Systems Corporation	8,250,000
Common stock subscription issuable	5,108,696
Shares issued for consulting services	1,080,000
Shares issued for director fees	147,000
Stock option expense for exchange of options	13,729
Stock issued for exercise of stock options		5,214
Note receivable from shareholder acquired in connection with purchase of Atlantic Systems	(195,480)
Unamortized balance of stock-based compensation	(134,750)

See accompanying notes to unaudited consolidated financial statements

Xedar Corporation
Notes to Financial Statements

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

Premier Data Services, Inc. (Premier), a Delaware corporation, began operation in 1994. In December, 2006, Premier acquired Xedar Corporation (Xedar) in a reverse merger. We accounted for the transaction as a reverse acquisition of Xedar by Premier. Premier is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, we include its assets and liabilities in the accompanying balance sheet at their historical book values and present the results of operations of Premier for the comparative prior period. The historical cost of the net assets of Xedar that we acquired was $0.  Pro forma information is not presented as the financial statements of Xedar are insignificant.

Our geographical information systems (GIS) segment obtains federal land ownership data from the Bureau of Land Management (BLM) and converts it into a database that we sell to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land. We offer this service both on compact disc and through an Internet site. Nearly all sales are on an annual or quarterly subscription basis. We also offer production mapping services to a number of clients.

Our consulting segment provides contract computer programming and security analysis services to various governmental agencies. These services involve the analysis, design, and implementation of computer systems for federal and local governmental units. On March 22, 2007, we acquired all of the outstanding stock of Atlantic Systems Corporation (Atlantic). See Note 3. Going forward, Atlantic’s operations will comprise a significant portion of our consulting segment.

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Xedar and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation.

The accompanying financial statements are unaudited, are prepared in accordance with accounting principles generally accepted in the United States and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary in order to make the financial statements not misleading. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our 2006 Annual Report on Form 10-KSB/A.

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

Xedar Corporation
Notes to Financial Statements

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

Note 2 - Acquisition of Land Links Company, Ltd.

On January 1, 2007, we acquired Land Links Company, Ltd. (Land Links), a New Mexico limited liability company, which compiles information for and related to the geographic coordinate database.  We purchased Land Links from its two members for 360,000 shares of common stock, 180,000 shares paid to David M. King and 180,000 shares paid to Glen W. Thurow.  The terms of the Land Links acquisition were negotiated by the President and CEO of our Premier and PDS GIS/LIS subsidiaries, Richard V. Souders, and the two members of Land Links, and Glen W. Thurow and David M. King. Subsequent to the acquisition, Mr. Thurow became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000 and Mr. King became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000.  Both Mr. Thurow and Mr. King are employees at will.  We had no material relationship with Land Links or its members prior to our acquisition of Land Links. The acquisition of Land Links expanded our foothold in the geographic information systems arena.  This acquisition was not material, and thus, separate financial statements are not required.

Note 3 - Acquisition of Atlantic Systems Corporation

On March 22, 2007 we acquired all of the outstanding stock of Atlantic Systems Corporation, a Virginia corporation.  Atlantic develops software for the defense and intelligence agencies of the federal government, and provides technical assistance and training for other software systems implemented by the federal government. Additionally Atlantic provides strategy consulting services to those same agencies.  Further, Atlantic assists its clients in selling their products and services to the federal government.  Pursuant to the Stock Purchase Agreement between us, Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J. O. McFalls, III (who together owned all of the outstanding stock of Atlantic prior to the transaction), dated March 22, 2007, as amended by the First Amendment to Stock Purchase Agreement, dated July 26, 2007, we purchased all of the outstanding Atlantic stock from the shareholders for (i) an initial payment of 1,380,802 shares our common stock, (ii) a closing payment of 3,000,000 shares of our common stock, and (iii) a contingent payment not to exceed 2,000,000 shares of our common stock, to be made at our discretion, in the event Atlantic or its subsidiary receives one or more significant RFPs (Requests For Proposal), RFQs (Requests for Quotation) or SOWs (Statements of Work) from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.

Xedar Corporation
Notes to Financial Statements

The terms of the Atlantic acquisition were negotiated by our CEO, Hugh H. Williamson, III, and the three shareholders of Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J.O. McFalls, III. We had no material relationship with Atlantic or its shareholders prior to the purchase.  Subsequent to the acquisition, Don W. Rakestraw, Jeffrey R. Grime, and J.O. McFalls, III became employees at will with certain severance related rights.  Specifically, Mr. Rakestraw became the CEO of our wholly owned Atlantic subsidiary, with an an annual salary of $230,000 per year.  If Mr. Rakestraw is terminated without cause in his first year of employment, he is entitled to a payment of $820,000, if he is terminated without cause at any time thereafter, he is entitled to a payment of $500,000, and if he is terminated for cause at any time, he is not entitled to any severance. Mr. Grime became the President of our wholly owned Atlantic subsidiary, with an annual salary of $230,000 per year.  If Mr. Grime is terminated without cause in his first year of employment, he is entitled to a payment of $690,000, if he is terminated without cause at any time thereafter, he is entitled to a payment of $460,000 and if he is terminated for cause at any time, he is not entitled to any severance.  Mr. McFalls became the President of the NSA business unit of our wholly owned Atlantic subsidiary, with an annual salary of $210,000 per year.  If Mr. McFalls is terminated without cause, he is entitled to a payment of $420,000, and if he is terminated for cause at any time he is not entitled to any severance.  With the acquisition of Atlantic, we now provide strategic planning, business development services and program management to the federal government.

Note 4 – Discontinued Operations

Sale of CustomerSoft
In November 2006 we sold CustomerSoft, our customer relationship management (CRM) segment, which provided software maintenance support.  We sold CustomerSoft in order to reduce the number of our operating divisions, thereby allowing us to concentrate our monetary and management resources on developing the GIS and consulting segments.  The 2006 revenue of the CRM segment was 2.9% of total revenue.  The operations of the CRM segment were insignificant, other than an intangible asset and the associated amortization expense, which amounts to $92,132 in 2006.  We incurred a $13,000 loss on the sale of CustomerSoft .

Sale of Justice Information Systems Division
On March 1, 2007, we completed the sale of our justice information systems (JIS) division to Justice Systems, Inc. for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS division to Justice Systems, Inc.  We recorded approximately a $75,000 gain from the sale of the JIS division during the quarter ended March 31, 2007. The $65,000 related to the service contract are being recognized over the period services are provided.  The JIS division had no material current assets or current liabilities.  We sold the JIS division in order to concentrate our resources on developing the GIS and consulting segments.  There was no material relationship between the Company and Justice Systems, Inc. prior to the disposition of the JIS division assets.

Note 5 - Other Common Stock Activity

On January 9, 2007, we entered into consulting arrangements with Livestrong Venture Capital Partners (Livestrong), Inc., C.C.R.I. Corporation (CCRI), and Capital Group Communications, Inc. (Capital) for a term of twelve months, pursuant to which we issued 500,000 shares of our common stock to Livestrong, 200,000 shares of our common stock to CCRI, and 500,000 shares of our common stock to Capital as consideration for investor relations and financial consulting services to be provided.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter.

Xedar Corporation
Notes to Financial Statements

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

Note 8 - Segment Information

We managed our business and aggregated our operational and financial information within two reportable segments. Our consulting segment provides independent verification and validation (IV&V) and information assurance on large projects within several federal agencies. Our GIS segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  Prior to January 1, 2007 we had two additional segments.  Our CRM segment provided software maintenance support and was sold in November 2006. Our JIS segment created and installed court case management systems.  It was folded into the consulting segment at the end of 2006, and subsequently sold on March 1, 2007.

Financial information for the quarters ended and as of March 31, 2007, for our business segments was (in thousands):

Xedar Corporation
Notes to Financial Statements

	2007	2006
Revenue:
Consulting	$841	$963
GIS	686	562
Total	$1,527	$1,525

In the three months ended March 31, 2007, our revenue from two customers which exceeded 10% of total revenue was $538,000 and $400,000, respectively. In the three months ended March 2006, our revenue from three customers, which exceeded 10% of total revenue, was $364,000, $274,000, and $211,000.  The highest revenue was from the same customer in 2006 and 2007 (other three customers were different). The revenue from these four customers was in the consulting segment.

Income (Loss) from continuing operations
Consulting	$7	$98
GIS	-62	23
Corporate expenses	-1,510	-154
Total	$(1,565)	$(33)

Identifiable fixed assets:
Consulting	$231	$157
GIS	590	737
Other	8,430	51
Less: accumulated depreciation	-663	-731
Total	$8,588	$214

Depreciation and amortization:
Consulting	$15	$9
GIS	31	34
Other	148	35
Total	$164	$78

As discussed in Note 4, we sold our CRM segment in November 2006.   For the three months ended March 31, 2006, CRM revenue was approximately $63,000, loss from operations was approximately $15,000 and identifiable fixed assets were $417,000.  As further discussed in Note 4, we sold our JIS segment in March 2007.  For the three months ended March 31, 2006, JIS revenue was approximately $122,000, loss from operations was approximately $50,000, and identifiable fixed assets were $75,000.  For the quarter ended March 31, 2007, the JIS segment had no significant activity other than the gain from the sale the segment.

Total asset data is not provided to the chief operating decision maker and therefore is not detailed above.

Xedar Corporation
Notes to Financial Statements

Note 9- Subsequent Events

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

As discussed in Note 3, the purchase agreement for the purchase of Atlantic Systems Corporation was amended in July 2007.  As of the date of this filing, the contingency related to the additional 2,000,000 shares has been resolved as the conditions to obtain the additional shares have been met.  There are no material changes to the purchase price as a result of this amendment.

Item 2. Management's Discussion and Analysis or Plan of Operation

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB/A-2 are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). In order to obtain the benefits of the   "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB/A-2 contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or our activities, including competition and ability to gain market acceptance of products; success of our operating and investment initiatives; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with, various government regulations; slower than anticipated completion of research and volatility in the trading price of our securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference.

Overview

We have two primary lines of business.

First, our Geographical Information Systems (GIS) segment obtains federal geographical and land information ownership data from the BLM and state and county geographical and land information data from various states and counties and converts this information into databases which we sell to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land.  This service is offered both on compact disc and through an Internet site.  Nearly all sales are on an annual or quarterly subscription basis.  We also offer production mapping services to a number of clients.

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

In January 2007, we engaged the services of three investor relations firms in exchange for 1,200,000 shares of our common stock. We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000. Due to contract terms, we charged the entire value of the three agreements to expense in the first quarter.

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

In March 2007, we acquired Atlantic, a Virginia-based consulting company that specializes in strategic planning, business development services, and program management. Its primary customer is the federal government. We paid for the acquisition with (i) an initial payment of 1,380,802 shares our common stock, (ii) a closing payment of 3,000,000 shares of our common stock, and (iii) a contingent payment not to exceed 2,000,000 shares of our common stock, to be made at our discretion, in the event Atlantic or its subsidiary receives one or more significant RFPs (Requests For Proposal), RFQs (Requests for Quotation) or SOWs (Statements of Work) from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.

Opportunities, challenges and risks

Key opportunities include our

•	Use of recent and prospective acquisitions to qualify for bidding on larger government contracts;
•	Use of additional employee skills gained from recent and prospective acquisitions to gain a higher review rating on more government contracts.

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

•
An additional challenge and risk relates to the decline in our revenue due to decreases in contracts and customers.  Our information technology consulting segment experienced a revenue decline from $963,000 in the first quarter of 2006 to $841,000 in the first quarter of 2007, which was a decrease of 12%.  This decrease was due to the expiration of several short-term consulting contracts with the federal government.  Current government contracts supporting this segment’s revenue are expected to continue through 2007.  Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenue and net income (loss) at this time.

•
Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.  In the first quarter of 2007, 41% of our total revenue was generated by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenue generated by our FuGEN subsidiary.  One government contact, initiated in 2003 through a prime contractor with the Department of State, and transferred to a new prime contractor, BearingPoint, Inc., in 2006, has been renewed for the 2007 calendar year.  This contract produced 23% of our total revenue for the first quarter of 2007.  It is subject to an annual renewal provision.

•
In the first quarter of 2007, we obtained approximately 22% of our revenue from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $15,000.

•
The federal government has substantially reduced its spending in order to channel funding in-to various war efforts, resulting in funding reductions on several system security projects.  The federal government has repeatedly shifted funding out of its established programs to fund its various war efforts.  These funding reductions have repeatedly reduced the budgets of several system security projects in which our staff were involved.  If the war effort continues, we can expect to see reduced staffing levels on many federal projects in which we are involved, as well as the risk of outright program cancellation.  Continued funding reductions may reduce or eliminate the revenues generated by our FuGEN and Atlantic subsidiaries, which derive much of their business from the federal government.

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

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

3/31/07

General:
Total backlog (000s)	$2,030
Total headcount	68

FuGEN:
Total backlog (000s)	$1,631
Sales per person, annualized (000s)	$146
% Consulting hours billed (last quarter)	77%

Atlantic:
% Consulting hours billed (last quarter)	--

GIS:
Backlog (000s)	$399
Sales per person, annualized (000s)	$102
Annual subscriptions (000s)	$1,384
Subscription loss rate	6%

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

Stock-Based Compensation

Prior to January 1, 2006, Premier accounted for its stock option program under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. No stock based compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 and 2004, as all options Premier granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2006, Premier adopted the provisions of and accounted for stock-based compensation in accordance with SFAS 123R, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Premier elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures.  Compensation expense for warrants granted to non-employees has been determined in accordance with SFAS No. 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $615,000 at March 31, 2007. Our total current assets at March 31, 2007 were $2,390,000. We also had long-term assets of $14,642,000, comprised primarily of $8,293,000 in net intangible assets and $6,054,000 in goodwill. Our total assets as of March 31, 2007 were $17,032,000.

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

Net Cash from Continuing Operations - Operating Activities
During the three months ended March 31, 2007, our operating activities used $274,000 of cash. This reflected a $1,490,000 net loss, largely offset by non-cash items of $1,092,000 of stock issued for services and $164,000 of depreciation and amortization. During the same period in 2006, our operating activities provided $9,000 of cash. This reflected a $98,000 net loss, primarily offset by $78,000 of depreciation.

Net Cash from Continuing Operations - Investing Activities
Net cash used in our investing activities was $57,000 and $29,000 for the three months ended March 31, 2007 and 2006, respectively. Investments were in computer hardware and software, primarily for our GIS segment.

Net Cash from Continuing Operations - Financing Activities
Net cash used by our financing activities was $409,000 and $4,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The financing activity for the first quarter of 2007 included a $400,000 payment to controlling shareholders of the Xedar shell corporation, as partial consideration for the purchase of the Xedar entity.

Evaluation of amounts and certainty of cash flows:  Of our quarterly cash flows, $0.35 million originates from database subscriptions that are primarily billed to large oil and gas exploration and production companies.  We consider these cash flows to be very reliable, given that 94% of all subscriptions are renewed each year.  Of our remaining cash flows, nearly all are from the federal government or large prime contractors through whom we do business with the federal government.  The cash inflows associated with the federal government are generally paid within 30 to 60 days of the original invoice dates, with immaterial amounts of bad debts.  The primary uncertainty surrounding governmental cash flows is that projects are not renewed for additional option years, usually due to funding shortfalls within the federal government.

Results of Operations

Net loss
In the quarter ended March 31, 2007, we incurred a net loss of $1,490,000, compared to net loss of $98,000 in the quarter ended March 31, 2006.  We incurred the net loss because our gross profit decreased by $35,000 and our selling and administrative compensation expense increased by $1,482,000 in the first quarter of 2007, compared to the first quarter of 2006.  In addition, our interest income decreased by $9,000, while our interest expense increased by $7,000. These were partially compensated by decrease in income tax expense by $2,000, decrease in loss from our CRM segment by $15,000, and increase in income from our JIS segment by $122,000.  These variances are discussed in more detail below.

Revenue
Revenue was $1,527,000 for the three months ended March 31, 2007, compared to $1,525,000 for the three months ended March 31, 2006, an increase of $2,000 or 0.1%.   This increase was a result of additional revenue provided by LandLinks, which we acquired in January 2007, and Atlantic, which we acquired in March 2007, and revenue loss in consulting segment due to expiration of several short-term government contracts discussed in more detail below.

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

Our consulting segment experienced a revenue decline from $963,000 for the three months ended March 31, 2006 to $841,000 for the three months ended March 31, 2007, which was a decrease of 13%. This decrease was  due to the expiration of several short-term consulting contracts with the federal government, offset by $170,000 of revenue generated by Atlantic during the three months ended March 31, 2007.  The expiring contracts included information assurance projects with Perot Systems, the Veterans Health Administration, and the National Park Service.  Current government contracts supporting this segment’s revenues are expected to continue through 2007. Although our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenues at this time. We acquired Atlantic in late March, 2007, which should have a significant positive impact on reported revenues for this segment in the future.

The JIS segment, which was sold in February 2007, generated $122,000 of revenue for the three months ended March 31, 2006, and $0 for the three months ended March 31, 2007.

Customer relationship management segment, which was sold in November 2006, generated $63,000 of revenue for the three months ended March 31, 2006, and $0 for the three months ended March 31, 2007.

Operating Expenses
Our operating expenses were $3,088,000 and $1,545,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively. These expenses consisted of $1,346,000 and $1,270,000 of compensation expenses for the three months ended March 31, 2007 and March 31, 2006, respectively, an increase of $76,000, or 6%.  This increase was primarily due to minor salary increases. We also incurred general and administrative expenses of $1,742,000 and $299,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The primary reason for the $1,443,000 increase in general and administrative expenses was the recognition of $1,080,000 in non-cash expenses related to the issuance of our stock to three consulting firms in exchange for their marketing services.  Additionally, $282,000 of increase was due to selling and administrative expense in Atlantic in the 2007 quarter, as well as legal and accounting fees related to public filings, quarterly audit reviews, valuations, and acquisitions.  Finally, $86,000 of increase was due primarily to additional amortization related to our purchase of Atlantic.

The margin of our consulting segment declined to $7,000 from $98,000 for the three months ended March 31, 2007 and 2006, respectively.  This decline was caused by a reduction in the segment’s revenues of $123,000, which was only partially offset by a salary reduction of $42,000.  The decline and corresponding headcount reduction was initiated by a staffing reduction on a federal government consulting project.

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

The margin of our JIS segment was $0 and $(50,000) during the three months ended March 31, 2007 and 2006, respectively. This segment was sold in March 2007.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended,, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. We carried out this evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management has concluded that restating the Form 10-QSB constitutes a significant deficiency in the design and operation of our internal control over financial reporting.

Part II

Other Information

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Effective January 1, 2007, we issued 360,000 shares of our common stock to a group of two investors (i.e., 180,000 shares to David King and 180,000 shares to Glen Thurow) in connection with our acquisition of Land Links Company, Ltd., a New Mexico limited liability company, pursuant to an Interest Purchase Agreement.  We relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, , in connection with the sale of these securities. Each represented to us (a) that each had access to full information  concerning us (b) that each acquired the securities for his own account and (c) that they could not resell their securities without registration under the Securities Act of 1933, as amended, or an exemption therefrom. A legend has been placed on the certificates representing  the securities to restrict transfer.

Effective January 9, 2007, we issued 200,000 shares of our common stock to C.C.R.I. Corporation, 500,000 shares of our common stock to Livestrong Venture Capital Partners, and 500,000 shares of our common stock to Capital Group Communications, Inc., each in connection with a consulting agreement. We relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, in connection with the sale of these securities. They represented to us (a) that C.C.R.I. and Livestrong Venture Capital Partners were accredited investors, (b) that each had access to full information concerning us, (c) that each acquired the securities for its own account  and (d) that each could not resell their securities without registration under the Securities Act of 1933, as amended, or an exemption therefrom. A legend has been placed on the certificates representing the securities to restrict transfer.

Effective March 6, 2007, we issued 10,000 restricted shares of our common stock (subject to vesting annually in thirds – 3334 shares vesting on December 31, 2007; 3333 shares vesting on December 31, 2008; and 3333 shares vesting on December 31, 2009) to each of our non-employee directors, Samuel J. Camarata, Jr., Jack H. Jacobs, Trusten A. McArtor, John P. Moreno, Craig A. Parker and Roger J. Steinbecker.  We relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, , in connection with the sale of these securities. Each of such persons was an accredited investor in that each person was one of our directors and needed no further information provided to him. Each such person represented orally to us (i) that they acquired the securites for their own account, (ii) that they cannot sell the securities without registration under the Securities Act of 1933, as amended, or an exemption therefrom.  A legend has been placed on the certificates representing the securities to restrict transfer.

On March 22, 2007, pursuant to a Stock Purchase Agreement, as amended by the First Amendment to Stock Purchase Agreement, dated July 26, 2007, in connection with the purchase of all of the outstanding stock of Atlantic from its shareholders, we issued  (i) an initial payment of 1,380,802 shares of our common stock, (715,256 to Don Rakestraw, 527,466 to Jeffrey Grime, and 138,080 to J.O. McFalls, III) and (ii) a closing payment of 3,000,000 shares of our common stock (1,554,000 to Don Rakestraw, 1,146,000 to Jeffrey Grime, and 300,000 to J.O. McFalls, III).  We relied upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder, in connection with the sale of these securities. Each person represented to us (a) that each was an accredited investor, (b) that each had access to full information concerning us, (c) that each acquired the securities  for his own account and (d)  that each could not resell the securities without registration under the Securities Act of 1933, as amended, or an exemption therefrom. A Form D was filed connection with this transaction and a legend has been placed on the certificates representing the shares to restrict transfer.

On October 1, 2007, pursuant to an Agreement and Plan of Merger, dated September 26, 2007 (the “Agreement”), we issued 1,734,780 restricted shares of our common  stock to a group of eleven shareholders of Pixxures, Inc., in connection with the merger of our wholly owned subsidiary with and into Pixxures, Inc., whereby Pixxures, Inc. became our wholly owned subsidiary.  We relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder in connection with the sale of these securities.  Each person represented to us (a) that each was an accredited  investor, (b) that each had full information concerning us, (c) that each was acquiring the securities for his or its own account and (d) that each could not resell the securities without registration under the Securities Act of 1933, as amended, or an exemption therefrom. A Form D was filed in connection with this transaction and a legend has been placed on the certificates representing the shares to restrict transfer.

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

31.1*	Certification of President and Chief Executive Officer - Hugh Williamson III, pursuant to Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer - Hugh Williamson III, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xedar Corporation

November 9, 2007	By: /s/ Hugh H. Williamson III
Hugh H. Williamson III President and CEO

Xedar Corporation

November 9, 2007	By: /s/ Steven M. Bragg
Steven M. Bragg CFO and Treasurer

EXHIBIT INDEX

Exhibit Number	Description	Page Number
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
N/A
31.1*	Certification of President and Chief Executive Officer - Hugh Williamson III, pursuant to Rule 13a-14(a).	Attachment
31.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Rule 13a-14(a)	Attachment
32.1*	Certification of Chief Executive Officer - Hugh Williamson III, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attachment
32.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attachment

*Filed with this report.