Form 10QSB/A
period 2007-06-30
XEDAR CORP
filed 2007-11-13
CIK 108770

 Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A-1

 [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2007

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
 [X] Yes     [ ]No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes      [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  [ ] Yes      [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

We had 22,650,518 shares of common stock, no par value, outstanding on May 10, 2007.

Transitional Small Business Disclosure Format (Check one) [ ] Yes      [X] No

Explanatory Note

We are filing this Amendment No. 1 to our Form 10-QSB for the quarter and six months ended June 30, 2007, for the following reason.  On October 16, 2007, the audit committee of our board of directors determined that there were errors in previously issued financial statements for the quarter ended March 31, 2007, and the quarter and six months ended June 30, 2007, and that the financial statements should be restated.

On January 9, 2007, we entered into a consulting arrangement with C.C.R.I. Corporation (CCRI) for a term of twelve months, pursuant to which we issued 200,000 shares of our common stock to CCRI, as consideration for investor relations and financial consulting services to be provided.  We determined that the shares had a market value of $180,000 as of January 9, 2007, which we recorded as deferred compensation payable in our stockholders’ equity.  Of the $180,000, we expensed $43,065 and $45,000 in the quarters ended March 31 and June 30, 2007, respectively. The remaining balance of $91,935 as of June 30, 2007, was to be expensed over the remaining life of the contract.  We followed the above accounting because we initially concluded that we should expense the value of the shares ratably over the 12 month life of the contract.  Note that at June 30, 2007, the deferred balance was originally classified as deferred compensation payable.

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

As discussed in detail below, for the three and six months ended June 30, 2007, we have reclassified out of other income/(expense) and other administrative expense a net gain of $74,677  related to the gain on sale of our JIS segment.  This gain is now classified with discontinued operations, in accordance with SFAS No. 144.

Our audit committee has discussed with our independent accountant, Ehrhardt Keefe Steiner & Hottman, PC, the matters disclosed in this Item 4.02(a) Current Report on Form 8-K, and, for the reason stated above, we have concluded that the originally issued financial statements for the quarter and six months ended June 30, 2007, should no longer be relied upon.

The significant amounts we restate are:

	As reported	As amended
As and for the quarter ended June 30, 2007
Other administrative expense	$1,020,449	$900,772
Other income/(expense)	81,354	6,677
Net loss	(503,070)	(458,070)
Deferred compensation payable	(214,435)	(122,500)
Accumulated deficit	(3,321,252)	(3,413,187)

Six months ended June 30, 2007
Other administrative expense	$2,550,800	$2,642,735
Other income/(expense)	81,354	6,677
Net loss	(1,856,003)	(1,947,938)
Net loss per share - basic and diluted	(0.09)	(0.10)

Further, as we have prepared the restated financial statements for the quarter and six months ended June 30, 2007, we have concluded that we should disclose certain events which occurred subsequent to June 30, 2007, and subsequent to our preparation of the financial statements in the June 30, 2007 Form 10-QSB as originally filed.  We have also identified information in the Form 10-QSB which we could have disclosed with more precision.  We have therefore concluded that we need to make certain changes to the disclosures in the Form 10-QSB.  The financial statements in this Amendment No. 1 report certain material events which occurred subsequent to June 30, 2007.  For additional information on subsequent events the reader should refer to the Forms 10-QSB and 8-K we have filed in 2007.  This Amendment No. 1 amends Part I Items 1 and 2 as discussed below.

Changes made in this amendment include:

Part I

Item 1

Consolidated Statements of Operations
We sold our JIS division in March 2007.  As originally filed, in the Consolidated Statements of Operations we classified the gain on sales of JIS assets as other income from continuing operations.  In this amendment we have reclassified the operations of our customer relationship management segment as discontinued operations, in accord with SFAS No. 144.

We broke out loss per share for continuing and discontinued operations.

Consolidated Statements of Cash Flows
We restated our Net Loss from $1,856,003 to $1,947,938, Stock Issued for Services from $1,012,565 to $1,104,500, and Unamortized Balance of Stock Issued for Services from $214,435 to $122,500 to report the change in accounting for the CCRI consulting agreement discussed earlier.

Note 2
We expanded the detail of our disclosure concerning our reverse acquisition of Xedar.

Note 3
We expanded the detail of our disclosure concerning our acquisition of Land Links Company, Ltd.  We provide additional information regarding acquisitions and dispositions of our divisions as it relates to parties involved and consideration paid or received.

Note 5
We expanded the detail of our disclosure concerning our sale of CustomerSoft.

Note 9
We changed our disclosure of segment information from four segments to the two segments which are still in operation starting January 1, 2007.

Note 10
We updated pro forma financial information related to purchase of Atlantic with numbers affected by restatement of the other administrative expense.

Note 11
We added a discussion on subsequent events including our acquisition of Pixxures, Inc.

Item 2

Management's Discussion and Analysis or Plan of Operation
We expand our management's discussion and analysis or plan of operation with additional disclosure of opportunities, challenges and risks, known trends, events, demands, commitments and uncertainties and key performance indicators.

Revenue Recognition
We revised our disclosure of service sales revenue recognition to address the issue of bundled services sales.  We do not sell bundled services.

Liquidity and Capital Resources
We revised our disclosure to give additional detail about sources of financing we used in the second quarter of 2007 and updated our disclosure with amounts affected by restatement of other administrative expense.

We evaluated amounts and certainty of cash flows.

Results of Operations
We discussed changes in our Net Loss.

We identified federal contracts that have expired and have not been renewed.

We updated our disclosures with numbers affected by restatement of other administrative expense and change in reporting of discontinued operations.

Table of Contents

Page
Part I

Item 1. Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	18

Item 3. Controls and Procedures	29

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 6. Exhibits	31

Part I

Financial Information
Item 1. Financial Statements

Xedar Corporation
Consolidated Balance Sheet

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$175,389	$1,354,652
Trade accounts receivable, net of allowance for doubtful accounts of $13,409 and $6,230	1,386,359	638,201
Other current assets	75,448	68,561
Total Current Assets	1,637,196	2,061,414
Property and equipment, net	282,335	213,979
Intangible assets, net	7,976,510	-
Goodwill	6,070,176	1,246,904
Noncurrent assets of discontinued operations	-	75,000
Total Assets	$15,966,217	$3,597,297

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$106,770	$40,347
Payable to shareholders	-	400,000
Deferred subscription revenue	596,695	578,073
Current portion of convertible notes payable to related parties	303,163	383,338
Accrued liabilities and other	190,233	118,263
Total Current Liabilities	1,196,861	1,520,021
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 22,650,518 and 18,030,518 shares issued and outstanding at June 30, 2007 and December 31, 2006	13,394,009	3,542,525
Common stock subscription issuable	5,108,696	-
Deferred Compensation Payable	(122,500)	-
Stockholder note receivable	(197,662)	-
Accumulated deficit	(3,413,187)	(1,465,249)
Total Stockholders' Equity	14,769,356	2,077,276
Total Liabilities and Stockholders' Equity	$15,966,217	$3,597,297

See Accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Consolidated Statement of Operations
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	$2,776,644	$1,500,705	$4,303,147	$3,025,894
Cost of sales (principally consulting compensation)	1,818,804	709,382	2,704,933	1,409,792
Gross profit	957,840	791,323	1,598,214	1,616,102

Selling and Administrative Expense
Compensation and payroll taxes	527,520	526,477	987,711	1,101,099
Other expense	900,772	211,613	2,642,735	506,121
Total Selling and Administrative Expense	1,428,292	738,090	3,630,446	1,607,220

Net Operating Income (Loss)	(470,452)	53,233	(2,032,232)	8,882
Other Income (Expense)
Interest income/expense	5,705	(15,193)	2,940	(28,370)
Other income/(expense)	6,677	-	6,677	-

Income (Loss) from continuing operations
before income tax	(458,070)	38,040	(2,022,615)	(19,488)
Income tax benefit (expense)	-	(1,665)	-	(3,329)

Income (Loss) from continuing operations	(458,070)	36,375	(2,022,615)	(22,817)
Discontinued operations:
Loss from discontinued Customer Relationship
Management segment	-	(22,465)	-	(37,920)
Income (Loss) from discontinued Justice Information
Systems division	-	(93,604)	74,677	(143,584)

Net Loss	$(458,070)	$(79,694)	$(1,947,938)	$(204,321)

Net Loss per Share- Basic and Diluted:
Loss per share continuing operations	$(0.02)	$(0.00)	$(0.09)	$(0.00)
Loss per share discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Net loss per share	$(0.02)	$(0.01)	$(0.09)	$(0.02)

Shares Used in Computing Net Loss per Share:
Basic - pro forma other than qtr. and six months ended June 30, 2007	22,650,519	13,420,530	21,630,519	13,420,530
Diluted - pro forma other than qtr. and six months ended June 30, 2007	22,650,519	13,420,530	21,630,519	13,420,530

See Accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Consolidated Statement of Cash Flows
 (unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flow From Operating Activity:
Net Loss	$(1,947,938)	$(204,321)
Adjustments to reconcile net loss to net cash provided (used) by operating activity
Depreciation and amortization	505,618	153,946
Loss on disposition of property and equipment	2,337	-
Stock issued for services	1,104,500	-
Stock option expense for exchange of options	13,729	-
Accrued interest on note receivable from stockholder	(2,432)	-
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	196,967	(33,077)
Other current assets	(6,224)	(3,064)
Increase (decrease) in:
Accounts payable	(298,814)	10,067
Accrued liabilities and other	(70,976)	211,067
Deferred subscription revenue	(158,565)	49,325
Net Cash Provided (Used) by Operating Activity	(661,798)	183,943
Cash Flow from Investing Activity
Acquisition of property and equipment	(84,875)	(29,298)
Net Cash (Used) by Investing Activity	(84,875)	(29,298)
Cash Flow from Financing Activity
Payments on short-term notes payable	(480,175)	(289,737)
Proceeds on long-term notes payable	47,585	-
Proceeds from sale of common stock	-	1,625
Net Cash (Used) by Financing Activity	(432,590)	(288,112)
Net (Decrease) in Cash	(1,179,263)	(133,467)
Cash and Cash Equivalents - Beginning of the Period	1,354,652	196,992
Cash and Cash Equivalents - End of the Period	$175,389	$63,525
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Shares issued to acquire Land Links Company, Ltd	$360,000
Shares issued to acquire Atlantic Systems Corporation	8,250,000
Common stock subscription issuable	5,108,696
Shares issued for consulting services	1,171,935
Shares issued for director fees	147,000
Stock option expense for exchange of options	13,729
Stock issued for exercise of stock options		$5,214
Note receivable from shareholder acquired in connection with purchase of Atlantic Systems Corporation	(195,230)
Unamortized balance of stock-based compensation	(122,500)
Interest payments	$-	$-

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

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

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

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

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

Merger Agreement
Effective December 31, 2006, Premier entered into a merger agreement with us.  Before the Merger Agreement there was no material relationship between us and Premier.  Prior to the merger we had 2,500,072 shares of common stock outstanding.    Effective December 31, 2006, we issued, pursuant to the merger agreement with Premier 14,082,871 shares of our common stock for 13,685,018 shares of the common stock and 2,685,253 shares of the Series A preferred stock of Premier, based upon a conversion ratio of 0.78199 shares of our common stock for 1 share of Premier common stock, and 1.25922 shares of our common stock for 1 share of the Series A preferred stock of Premier.  Also 34 of our shares were issued for rounding up of the fractional shares.  Immediately following the closing of the Merger Agreement there were 16,582,977 shares of our common stock outstanding and Premier became our subsidiary.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

The remaining 91,244 shares of Premier common stock and 477,688 shares of Premier Series A preferred stock were subsequently converted in to shares of our common stock using the same conversion ratios, resulting in the issuance of an additional 672,866 of our shares, bringing the total number of shares issued to effect the merger to 14,755,771 shares and the number of our shares outstanding post-merger to 17,255,843 shares.

Further, options to purchase 65,500 Premier common shares are outstanding.  These options expire between 2011 and 2015.    If the options are exercised, the owners of the resulting common stock would become minority owners in Premier.

Controlling Shareholder Agreement
Simultaneously with entering into, and as a condition of, the above merger agreement, Premier entered into an agreement with our then controlling shareholders.  The terms of the agreement were that Premier paid our then controlling shareholders $400,000 in exchange for 463 shares of our common stock, and such controlling shareholders retained a 10% ownership in the surviving entity.

The entire transaction has been accounted for as a reverse acquisition of us by Premier, in accordance with the provisions of FASB Statement 141, Business Combinations.  Premier is deemed to be the purchaser and surviving company for accounting purposes.  Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of Premier have been presented for the comparative prior period.  The historical cost of the net assets of us that were acquired was $0.  The $400,000 paid to our then controlling shareholders has been reported as a distribution in the consolidated statement of changes in stockholders’ equity.  Pro forma information is not presented as the financial statements of Xedar Corporation are insignificant.

Note 3 – Acquisition of Land Links Company Ltd.

On January 1, 2007, we acquired Land Links Company, Ltd., a New Mexico limited liability company ("Land Links"), which compiles information for and related to the geographic coordinate database.  We purchased Land Links from its two members for 360,000 shares of common stock, 180,000 shares paid to David M. King and 180,000 shares paid to Glen W. Thurow.  The terms of the Land Links acquisition were negotiated by the President and CEO of our Premier and PDS GIS/LIS subsidiaries, Richard V. Souders, and the two members of Land Links, and Glen W. Thurow and David M. King. Subsequent to the acquisition, Mr. Thurow became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000 and Mr. King became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000.  Both Mr. Thurow and Mr. King are employees at will.  We had no material relationship with Land Links or its members prior to our acquisition of Land Links. The acquisition of Land Links expanded our foothold in the geographic information systems arena. This acquisition was not material, and thus, separate financial statements are not required.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

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

Note 5 – Discontinued Operations

Sale of CustomerSoft

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

In November 2006 we sold CustomerSoft, our customer relationship management ("CRM") segment, which provided software maintenance support.  We decided to sell CustomerSoft in order to reduce the number of our operating divisions, thereby allowing us to concentrate our monetary and management resources on developing the GIS and consulting segments.  The 2006 revenue of the CRM segment was 2.9% of total revenue.  The operations of the CRM segment were insignificant, other than an intangible asset and the associated amortization expense, which amounted to $92,132 in 2006.  We incurred a $13,000 loss on the sale of CustomerSoft.

Sale of Justice Information Systems Division

On March 1, 2007, we completed the sale of our justice information systems ("JIS") division to Justice Systems, Inc. for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS division to Justice Systems, Inc.  We recorded approximately a $75,000 gain from the sale of the JIS division during the six months ended June 30, 2007. The $65,000 related to the service contract is being recognized over the period services are provided.  The JIS division had no material current assets or current liabilities as of December 31, 2006.  We sold the JIS division in order to concentrate our resources on developing the GIS and consulting segments. There was no material relationship between the Company and Justice Systems, Inc. prior to the disposition of the JIS division assets

Other

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

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Note 7 – Other Common Stock Activity

On January 9, 2007, we entered into consulting arrangements with Livestrong Venture Capital Partners, Inc. ("Livestrong"), C.C.R.I. Corporation ("C.C.R.I."), and Capital Group Communications, Inc. ("Capital"), for a term of twelve months, pursuant to which we issued 500,000 shares of our common stock to Livestrong, 200,000 shares to C.C.R.I., and 500,000 shares to Capital as consideration for investor relations and financial consulting services to be provided.  These shares were valued at $0.90, the stock price at date of issuance, totaling $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter, as a component of selling and administrative expense.

Note 8 – Loss per Share

Because we incurred losses for each of the periods reported we did not include outstanding stock options and warrants in the calculation of diluted weighted average shares outstanding, because the effect of such securities would have been anti-dilutive.  Accordingly, our basic and diluted weighted average shares outstanding were the same for the periods reported.

Note 9 – Segment Information

We managed our business and accumulated our operational and financial information using two reportable segments.  Our consulting segment provides independent verification and validation and information assurance on large projects within several federal agencies.  Our GIS segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  Prior to January 1, 2007 we had two additional segments.  Our customer relationship management segment provided software maintenance support, and was sold in November 2006.  Our JIS segment created and installed court case management systems, and was folded into the consulting segment at the end of 2006, and then sold in March of 2007.

Financial information for the six months ended and as of June 30 for our business segments was (in thousands):

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

	2007	2006
Revenue:
Consulting	$2,868	$1,890

Geographical information systems	1,435	1,136

Total	$4,303	$3,026
Income (Loss) from operations:
Consulting	$180	$197

Geographical information systems	111	88

Corporate expense	(2,314)	(308)

Total	$(2,023)	$(23)

Identifiable fixed assets:
Consulting	$231	$157
Geographical information systems	633	737

Other	7,984	51
Less: accumulated depreciation	(589)	(731)
Total	$8,259	$214

Depreciation and amortization:
Consulting	$23	$18
Geographical information systems	63	67
Other	436	69
Total	$522	$154

In the six months ended June 2007 our revenue from the two customers which exceeded 10% of total revenue was $1,299,000 and $265,000.  In the six months ended June 2006 our revenue from the same two customers, which exceeded 10% of total revenue, was $816,000 and $415,000.  The revenue from each of these customers was in the consulting segment.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

As discussed in Note 5, we sold our CRM segment in November 2006.   For the six months ended June 30, 2006, CRM revenue was approximately $119,000, loss from operations was approximately $38,000 and identifiable fixed assets were $417,000.  As further discussed in Note 5, we sold the JIS segment in March 2007.  For the six months ended June 30, 2006, JIS revenue was approximately $166,000, loss from operations was approximately $144,000, and identifiable fixed assets were $75,000.

Total asset data is not provided to the chief operating decision maker and therefore is not detailed above.

Note 10 – Pro Forma Financial Information

Below are the consolidated results of operations of Xedar Corporation as though the business combinations had been completed as of the beginning of each period.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$2,776,644	$2,955,545	$5,724,129	$5,917,280
Net income (loss)	$(458,070)	$75,061	$(1,947,938)	$265,119
Income (loss) per share	$(0.02)	$0.00	$(0.09)	$0.02

Note 11- Subsequent Events

On October 1, 2007 we acquired Pixxures, Inc., a Delaware corporation, in a stock-for-stock transaction.  We acquired Pixxures Inc. in order to expand our geospatial production and sales capabilities.  Pixxures employs a much larger number of geospatial production personnel than Xedar, allowing us to bid on larger geospatial projects that we would previously have needed to outsource to subcontractors.  Also, Pixxures operates in a lower-cost facility than Xedar, so the overhead cost applied to our bids will be reduced.  Further, Pixxures has three sales staff specializing in county-level and commercial customers, which complements our two sales staff who specialize primarily in federal government sales.  To facilitate the Pixxures acquisition, we formed Pixx Acquisition Corp., a Delaware corporation.  By the terms of the Agreement and Plan of Merger, dated September 26, 2007, between Xedar, Pixxures and Pixx Acquisition Corp. we purchased all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of Xedar common stock having a negotiated value of $5,115,000, based on the average daily closing price of Xedar common stock for the 20 trading days ending two days prior to the closing.  Subject to the terms of the agreement, additional shares may become payable by Xedar if the market price of Xedar common stock, for the 60 trading days following the date upon which the purchase payment shares are registered with the U.S. Securities and Exchange Commission, is less than the average closing price.  If the subsequent market price is less than the average closing price, additional shares will be issued, such that the total consideration received for the Pixxures capital stock in the transaction equals $5,115,000, calculated based on the subsequent market price.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Safe Harbor Statement under the
United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-QSB/A-1 are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB/A-1 contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or our activities, including competition and ability to gain market acceptance of products; success of our operating and investment initiatives; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with, various government regulations; slower than anticipated completion of research and volatility in the trading price of our securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference.

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

In January 2007, we engaged the services of three investor relations firms in exchange for 1,200,000 shares of common stock.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of contract terms, we charged the entire value of the three agreements to expense in the first quarter.  This resulted in expense recognition of $1,080,000 during the six months ended June 30, 2007.

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

•
An additional challenge and risk relates to the decline in our revenue due to decreases in contracts and customers.  Our information technology consulting segment experienced revenue increased from $1,890,000 in the first six months of 2006 to $2,868,000 in the first six months of 2007, which was an increase of 52%.  This increase was largely due to revenue provided by our Atlantic subsidiary that we acquired in March 2007.  Net of the effect of Atlantic acquisition, our consulting segment revenue decreased $706,000.  This decrease was due to the expiration of several short-term consulting contracts with the federal government.  Current government contracts supporting this segment’s revenue are expected to continue through 2007.  Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenue and net income (loss) at this time.

•
Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.  In the first six months of 2007, 36% of our total revenue was generated by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenue generated by our FuGEN subsidiary.  One government contact, initiated in 2003 through a prime contractor with the Department of State, and transferred to a new prime contractor, BearingPoint, Inc., in 2006, has been renewed for the 2007 calendar year.  This contract produced 23% of our total revenue for the first quarter of 2007.  It is subject to an annual renewal provision.

•
In the first six month of 2007, we obtained approximately 16% of our revenue from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $15,000.

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

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

6/30/07

General:
Total backlog (000s)	$1,740
Total headcount	64

FuGEN:
Total backlog (000s)	$1,318
Sales per person, annualized (000s)	$148
% Consulting hours billed (last quarter)	77%

Atlantic Systems:
% Consulting hours billed (last quarter)	83%

GIS:
Backlog (000s)	$422
Sales per person, annualized (000s)	$105
Annual subscriptions (000s)	$1,472
Subscription loss rate	5%

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

Liquidity and Capital Resources

We had cash and cash equivalents of $175,389 at June 30, 2007.  Our total current assets at June 30, 2007, were $1,637,196.  We also had the following long-term assets: $7,976,510 in intangible assets, net, $6,070,176 in goodwill; $219,799 in computer hardware and software, net; $62,536 in office equipment, furniture and fixtures, and leasehold improvements, net.  Our total assets as of June 30, 2007, were $15,966,217.

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

Cash Flow – Operating Activity

During the six months ended June 30, 2007, we used $662,000 of cash in operating activity.  We incurred a $1,947,938 net loss, offset by non-cash items of $1,105,000 of stock issued for services and $506,000 of depreciation.  We also used $338,000 of cash in changes in current assets and liabilities.  During the same 2006 period, our operating activity provided $184,000 of cash.  We incurred a $204,000 net loss, offset by $154,000 of depreciation and a $234,000 change in current assets and liabilities.

Cash Flow – Investing Activity

In the six months ended June 30, 2007, and 2006, we invested $85,000 and $29,000, respectively, primarily in computer hardware and software for our GIS segment.

Cash Flow – Financing Activity

In the six months ended June 30, 2007, and 2006, we used $433,000 and $288,000 of cash in financing activity, respectively.  The 2007 activity included $400,000 paid to the controlling shareholders of the Xedar shell corporation, as partial consideration for the purchase of the Xedar entity.  The 2006 activity included $127,000 of loan repayments to Jack Baum and Sagebrook Technology Partners

Evaluation of amounts and certainty of cash flows:  Of our cash flows, $0.7 million originates from database subscriptions that are primarily billed to large oil and gas exploration and production companies.  We consider these cash flows to be very reliable, given that 94% of all subscriptions are renewed each year.  Of our remaining cash flows, nearly all are from the federal government or large prime contractors through whom we do business with the federal government.  The cash inflows associated with the federal government are generally paid within 30 to 60 days of the original invoice dates, with immaterial amounts of bad debts.  The primary uncertainty surrounding governmental cash flows is that projects are not renewed for additional option years, usually due to funding shortfalls within the federal government.

Results of Operations

Net loss

In the six months ended June 30, 2007, we incurred a net loss of $1,948,000, compared to net loss of $204,000 in the six months ended June 30, 2006.  We incurred the net loss because our gross profit decreased by $18,000 and our selling and administrative expense increased by $2,023,000 in the first six month of 2007, compared to the first six months of 2006.  In the six months ended June 30, 2007 our interest income exceeded our interest expense by $4,000, compared to interest expense exceeding interest income in the first six months of 2006 by $28,000.  In addition, we had $7,000 of other income in the six month ended June 30, 2007, compared to $0 in the same period of 2006.  Other items that contributed to decrease of our net loss in the six month ended June 30, 2007, compared to the same period of 2006 were decrease in income tax expense by $3,000, decrease in loss from customer relationship management segment by $38,000, and increase in income from Justice Information Systems by $144,000. These variances are discussed in more detail below.

Revenue

Revenue was $4,303,147 for the six months ended June 30, 2007, compared to $3,025,894 for the six months ended June 30, 2006, an increase of $1,277,253 or 42%.  This increase was primarily due to the acquisition of Atlantic in late March 2007, which generated $1,683,924 of revenue between March 22 and June 30, 2007.   Elimination of several federally-funded projects in 2006 caused the revenue of our information technology consulting segment  to decline by $705,830 over the same period.  This decline was caused by the elimination of several federally-funded projects in 2006.  Finally, revenue increased by $299,158 over the same period for our GIS segment, of which $255,943 was generated by our Land Links entity, which we acquired in January 2007.

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

Our information technology consulting segment experienced a revenue increase from $1,889,490 for the six months ended June 30, 2006 to $2,867,584 for the six months ended June 30, 2007, an increase of 52%.  This increase was largely due to the acquisition of Atlantic in late March 2007, which generated $1,683,924 of revenue between March 22 and June 30, 2007.  Net of the effect of Atlantic acquisition, this segment’s revenue decreased by $705,830 during the 2007 period, compared to the 2006 period.  This decrease was due to the expiration of several short-term consulting contracts with the federal government.  The expiring contracts included information assurance projects with Perot Systems, the Veterans Health Administration, and the National Park Service.    We expect current government contracts supporting this segment’s revenue to continue through 2007.  Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenue at this time.

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

Margin Analysis

The margin of our consulting segment declined to $179,806 from $196,969 for the six months ended June 30, 2007 and 2006, respectively.  Revenue and margins for this segment declined in the six months ended June 2007 because staffing of our information assurance consultants decreased from an average of 27 employees during the six months ended June 30, 2006 to 16 employees during the same 2007 period, associated with several federal consulting projects we completed.

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

Selling and Administrative Expense

Our selling and administrative expense was $3,630,446 and $1,607,220 for the six months ended June 30, 2007, and 2006, respectively.  This $2,023,226 increase was primarily caused by our recognition of $1,104,500 in non-cash expense related to the issuance of our stock to three investor relations firms in exchange for their marketing services.  We also began amortization of intangible assets acquired through acquisition of Atlantic in late March 2007.  Amortization expense recognized during the six months ended June 30, 2007, was $432,317, compared to $0 in the same 2006 period.  Our Atlantic subsidiary incurred $174,000 of selling and administrative expense in the 2007 period, as opposed to none in the 2006 period, because we acquired Atlantic in March 2007.  D&O insurance also increased by $16,000.

Our selling and administrative expense was $1,428,292 and $738,090 for the quarters ended June 30, 2007, and 2006, respectively.  The 94% increase was primarily caused by $315,000 of intangible asset amortization associated with the purchases of Land Links and Atlantic, $159,000 of selling and administrative expense in Atlantic in the 2007 quarter, and $183,000 of legal and accounting fees related to public filings, quarterly audit reviews, valuations, and acquisitions.

Interest

Interest expense was $13,827 and $33,951 for the six months ended June 30, 2007 and 2006, respectively.  This consisted of interest accrued on notes payable to Jack Baum and Sagebrook Technology Partners.

The changes for the quarters ended June 30, 2007, and 2006, respectively, are consistent with the explanations noted above.

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
__________
 * Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007

Xedar Corporation

November 9, 2007	By:	/s/ Hugh Williamson III Hugh Williamson III
President and CEO

November 9, 2007	By:	/s/ Steven M. Bragg Steven M. Bragg
CFO and Treasurer

Exhibit Index

Number	Description
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
__________
 * Filed with this report.