Form 10QSB
period 2007-09-30
XEDAR CORP
filed 2007-11-19
CIK 108770

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2007

[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from ______ to _______

Commission file number 000-08356

Xedar Corporation
____________________________________________________
(Exact name of small business issuer as specified in its charter)

Colorado
__________________________________________________
2.(State or other jurisdiction of incorporation)

84-0684753
__________________________________________________
5.(I. R. S. Employer Identification No.)

8310 South Valley Highway, Suite 220
Englewood, CO 80112
_________________________________________________
(Address of principal executive offices)

(303)-377-0033
________________________
 (Issuer’s telephone number)

N/A
__________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements the past 90 days. Yes[X]  No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ]  No  [ ]

 APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

         The issuer had 26,176,346 shares of common stock, no par value, outstanding on November 14, 2007.

         Transitional Small Business Disclosure Format (Check  one) Yes [ ]    No [X]

Table of Contents

Page
Part I

Item 1. Financial Statements	4

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	22

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Part I

Financial Information

Item 1. Financial Statements

Xedar Corporation
Consolidated Balance Sheet

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$94,154	$1,354,652
Trade accounts receivable, net of allowance for doubtful accounts of $8,028 and $6,230	1,504,647	638,201
Other current assets	84,980	68,561
Total Current Assets	1,683,781	2,061,414
Property and equipment, net	295,054	213,979
Intangible assets, net	7,661,272	-
Goodwill	6,070,176	1,246,904
Noncurrent assets of discontinued operations	-	75,000
Total Assets	$15,710,283	$3,597,297

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$325,712	$40,347
Payable to shareholders	-	400,000
Deferred subscription revenue	537,506	578,073
Line of credit - bank	310,000	-
Current portion of convertible notes payable to related parties	364,963	383,338
Accrued liabilities and other	212,537	118,263
Total Current Liabilities	1,750,718	1,520,021
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 24,031,320 and 18,030,518 shares issued and outstanding at September 30, 2007 and December 31, 2006	18,502,705	3,542,525
Common stock subscription issuable	-	-
Deferred compensation payable	(110,250)	-
Stockholder note receivable	(199,844)	-
Accumulated deficit	(4,233,046)	(1,465,249)
Total Stockholders' Equity	13,959,565	2,077,276
Total Liabilities and Stockholders' Equity	$15,710,283	$3,597,297

See accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Consolidated Statement of Operations
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$2,606,879	$1,488,758	$6,910,026	$4,514,652
Cost of sales (principally consulting compensation)	1,852,545	997,486	4,557,478	2,407,278
Gross profit	754,334	491,272	2,352,548	2,107,374

Selling and Administrative Expense
Compensation and payroll taxes	572,807	127,777	1,560,518	1,228,876
Other expense	976,011	300,536	3,618,746	806,657
Total Selling and Administrative Expense	1,548,818	428,313	5,179,264	2,035,533

Net Operating Income (Loss)	(794,484)	62,959	(2,826,716)	71,841
Other Income (Expense)
Interest income (expense)	(8,885)	(14,088)	(5,945)	(42,458)
Other income (expense)	520	(8,218)	7,197	(8,218)

Gain (Loss) from continuing operations
before income tax	(802,849)	40,653	(2,825,464)	21,165
Income tax benefit (expense)	(17,010)	-	(17,010)	(3,329)

Income (Loss) from continuing operations	(819,859)	40,653	(2,842,474)	17,836
Discontinued operations:
Loss from discontinued Customer Relationship
Management segment	-	(11,423)	-	(49,343)
Income (loss) from discontinued Justice Information
Systems division	-	(68,960)	74,677	(212,544)

Net Loss	$(819,859)	$(39,730)	$(2,767,797)	$(244,051)

Net Loss per Share - Basic and Diluted:
Loss per share continuing operations	$(0.03)	$0.00	$(0.13)	$0.00
Loss per share discontinued operations	$-	$(0.01)	$0.00	$(0.02)
Net loss per share	$(0.03)	$(0.00)	$(0.12)	$(0.02)

Shares Used in Computing Net Loss per Share:
Basic - pro forma for the qtr. and nine months ended September 30, 2007	24,031,321	13,420,530	22,430,786	13,420,530
Diluted - pro forma for the qtr. and nine months ended September 30, 2007	24,031,321	13,420,530	22,430,786	13,420,530

See accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Consolidated Statement of Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash Flow From Operating Activity:
Net Loss	$(2,767,797)	$(244,051)
Adjustments to reconcile net loss to net cash provided (used) by operating activity
Depreciation and amortization	858,076	227,834
Loss on disposition of property and equipment	2,337	-
Stock issued for services	1,116,750	-
Stock option expense for exchange of options	13,729	-
Accrued interest on note receivable from stockholder	(4,614)	-
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	78,679	48,891
Other current assets	(15,756)	(15,562)
Increase (decrease) in:
Accounts payable	(79,872)	63,069
Accrued liabilities and other	(48,672)	213,592
Deferred subscription revenue	(217,754)	2,835
Net Cash Provided (Used) by Operating Activity	(1,064,894)	296,608
Cash Flow from Investing Activity
Acquisition of property and equipment	(134,814)	(42,159)
Net Cash (Used) by Investing Activity	(134,814)	(42,159)
Cash Flow from Financing Activity
Payments on short-term notes payable	(418,375)	(297,237)
Proceeds on short-term notes payable	357,585	-
Proceeds from sale of common stock		1,625
Net Cash (Used) by Financing Activity	(60,790)	(295,612)
Net (Decrease) in Cash	(1,260,498)	(41,163)
Cash and Cash Equivalents - Beginning of the Period	1,354,652	196,992
Cash and Cash Equivalents - End of the Period	$94,154	$155,829
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Shares issued to acquire Land Links Company, Ltd	360,000
Shares issued to acquire Atlantic Systems Corporation	18,536,703
Shares issued for consulting services	1,080,000
Shares issued for director fees	147,000
Stock option expense for exchange of options	13,729
Stock issued for exercise of stock options		5,214
Note receivable from shareholder acquired in connection with purchase of Atlantic Systems Corporation	(195,230)
Unamortized balance of stock-based compensation	(110,250)

See accompanying Notes To Unaudited Consolidated Financial Statements.

Xedar Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Premier Data Services, Inc., a Delaware corporation ("Premier"), began operation in 1994.  In December 2006, Premier entered into a merger agreement with Xedar Corporation, a Colorado corporation ("Xedar"), in a reverse merger.  We accounted for the transaction as a reverse acquisition of Xedar by Premier.  Premier is deemed to be the purchaser and surviving company for accounting purposes.  Accordingly, we include Premier’s assets and liabilities in the balance sheet at their historical book values and we present the results of operations of Premier for the comparative prior period.  The historical cost of the net assets of Xedar that we acquired was $0.

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

The accompanying financial statements are unaudited, are prepared in accordance with accounting principles generally accepted in the United States and include, in our opinion, all adjustments, consisting of only normal recurring adjustments, necessary in order to make the financial statements not misleading. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our 2006 Annual Report on Form 10-KSB/A-1.

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

The adoption of Statement 123R resulted in the recognition of $13,729 and $0 of compensation expense during the nine months ended September 30, 2007 and 2006, respectively.  The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $0 as of September 30, 2007.  Premier cancelled its stock option plan in December 2006, so no options were granted during the nine months ended September 30, 2007.

Of the 76,000 options remaining outstanding as of December 31, 2006, 45,500 have subsequently expired, leaving 30,500 options outstanding.

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

Note 2 – Acquisition of Land Links Company Ltd.

On January 1, 2007, we acquired Land Links Company, Ltd., a New Mexico limited liability company ("Land Links"), which compiles information for and related to the geographic coordinate database, for 360,000 shares of common stock. This acquisition was not material, and thus, separate financial statements are not required.

Note 3 – Acquisition of Atlantic Systems Corporation

On March 22, 2007, we purchased all of the outstanding stock of Atlantic, in a stock-for-stock transaction. The Stock Purchase Agreement ("Agreement") was between us, Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J. O. McFalls, III (collectively the "Shareholders" who owned all of the outstanding stock of Atlantic prior to the transaction). We purchased all of the outstanding Atlantic stock from the Shareholders for (i) a closing payment of 3,000,000 shares of our common stock, and (ii) a post-closing payment to be equal to the number of shares of our common stock having a value of $5,108,696 at the time of issuance as more particularly set forth in the Agreement.  On July 26, 2007, we, Atlantic, and the Shareholders entered into the First Amendment to Stock Purchase Agreement (the "Amendment") which amended the Agreement to provide that the Shareholders would (in lieu of (ii) above) receive an initial payment of 1,380,802 shares of our stock, to be issued in August 2007, in addition to the closing payment of 3,000,000 shares. We, in our discretion, also agreed to issue up to an additional 2,000,000 shares to the Shareholders if Atlantic or its subsidiary receives one or more significant RFPs, RFQs or SOWs from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.  The contingency related to the additional 2,000,000 shares has been expanded, at our discretion, to include additional performance criteria related to closing certain contracts.  We expect this will be measured during the fourth quarter of 2007.  We have not yet determined the amount of additional shares, if any, that will be issued.  Therefore, we have not accrued any compensation cost related to these shares.   There are no material changes to the purchase price as a result of this amendment.  We had no material relationship with Atlantic or the Shareholders prior to the purchase.  The allocation of the purchase price between intangible assets and goodwill has been completed with no changes from the preliminary valuation.

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

We included the results of operations of Atlantic in our statement of operations for the period from the acquisition date  (March 22, 2007) through September 30, 2007.

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

Sale of Justice Information Systems Division

On March 1, 2007, we completed the sale of our justice information systems ("JIS") division to Justice Systems, Inc. for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS division to Justice Systems, Inc.  The $65,000 contract is being recognized over the period services are provided.  This division had no material current assets or current liabilities as of December 31, 2006.  We sold the JIS division in order to concentrate our resources on developing the GIS and consulting segments.

Other

In the nine months ended September 30, 2007, and 2006, we allocated no interest expense to CustomerSoft or the JIS division.

Note 5 – Business Loan Agreement

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

Note 6 – Loss per Share

Because we incurred losses for each of the periods reported we did not include outstanding stock options and warrants in the calculation of diluted weighted average shares outstanding, because the effect of such securities would have been anti-dilutive.  Accordingly, our basic and diluted weighted average shares outstanding were the same for the periods reported.

Note 7 – Segment Information

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

Financial information for the nine months ended and as of September 30 for our business segments was (in thousands):

	2007	2006
Sales:
Consulting	$4,791	$2,644
Customer relationship management	-	168
Geographical information systems	2,119	1,871
Justice information systems	-	231
	6,910	4,914
Less: Discontinued operations -
CRM and JIS	-	(399)
Total sales	$6,910	$4,515

Income (Loss) from operations:
Consulting	$226	$206
Customer relationship management	-	(49)
Geographical information systems	99	265
Justice information systems	-	(212)
Corporate expense	(3,093)	(454)
	(2,768)	(244)
Less: Discontinued operations -
CRM and JIS	(74)	262
Total income (loss)
from continuing operations	$(2,842)	$18

Identifiable fixed assets:
Consulting	$231	$157
Geographical information systems	641	735
Justice information systems	-	77
Other	49	51
Less: accumulated depreciation	(626)	(731)
	295	289
Less: Discontinued operations -
CRM and JIS	-	(75)
Total fixed assets from continuing
Operations	$295	$214

Depreciation and amortization:
Consulting	$30	$28
Geographical information systems	92	97
Other	752	103
Total	$874	$228

In the nine months ended September 2007 our revenue from the two customers which exceeded 10% of total revenue was $1,463,038 and $1,000,448.  In the nine months ended September 2006 our revenue from the two customers (one of which was the same in both years), which exceeded 10% of total revenue, was $1,218,163 and $625,967.  The revenue from each of these customers was in the consulting segment.

Total asset data is not provided to the chief operating decision maker and therefore is not detailed above.

Note 8 – Pro Forma Financial Information

Below are the consolidated results of operations of Xedar as though the business combinations had been completed as of the beginning of each period.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$2,606,879	$2,695,077	$8,331,008	$8,612,357
Net income (loss)	$(819,859)	$(544,087)	$(2,767,797)	$(278,968)
Income (loss) per share	$(0.03)	$(0.03)	$(0.12)	$(0.02)

Note 9 – Subsequent Events

On October 1, two debt holders converted debts owed to them by us into our common stock.  Mr. Jacob Baum converted $128,592 of debt into 128,592 shares of our common stock, while Sagebrook Technology Partners converted $151,077 of debt into 151,077 shares of our common stock.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

In January 2007, we engaged the services of three investor relations firms in exchange for 1,200,000 shares of common stock.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of contract terms, we charged the entire value of the three agreements to expense in the first quarter.  This resulted in expense recognition of $1,080,000 during the nine months ended September 30, 2007.

In February 2007, we granted 60,000 shares to the Board of Directors, to be vested over three years.  Based on the market price of our stock on the grant date, the total share valuation is $147,000.  We are charging this amount to expense over 36 months, of which $36,750 was recognized during the nine months ended September 30, 2007.

In February 2007, we sold the JIS division to an unrelated third party for $75,000, plus an additional $65,000 for support services to be provided during the subsequent six months.

In March 2007, we acquired Atlantic, a Virginia-based consulting company that specializes in strategic planning, business development services, and program management.  Its primary customer is the federal government.  We purchased all of the outstanding Atlantic stock from the Shareholders for (i) a closing payment of 3,000,000 shares of our common stock, and (ii) a post-closing payment to be equal to the number of shares of our common stock having a value of $5,108,696 at the time of issuance as more particularly set forth in the Agreement.  On July 26, 2007, we, Atlantic, and the Shareholders entered into the First Amendment to Stock Purchase Agreement (the "Amendment") which amended the Agreement to provide that the Shareholders would (in lieu of (ii) above) receive an initial payment of 1,380,802 shares of our stock in addition to the closing payment of 3,000,000 shares. We, in our discretion, also agreed to issue up to an additional 2,000,000 shares to the Shareholders if Atlantic or its subsidiary receives one or more significant RFPs, RFQs or SOWs from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.   The contingency related to the additional 2,000,000 shares has been expanded, at our discretion, to include additional performance criteria related to closing certain contracts.  We expect this will be measured during the fourth quarter of 2007.  We have not yet determined the amount of additional shares, if any, that will be issued.  Therefore, we have not accrued any compensation cost related to these shares.  There are no material changes to the purchase price as a result of this amendment.  We had no material relationship with Atlantic or the Shareholders prior to the purchase.  The allocation of the purchase price between intangible assets and goodwill has been completed with no changes from the preliminary valuation.

On October 1, 2007 we acquired Pixxures, Inc., a Delaware corporation, in a stock for stock transaction.  We acquired Pixxures in order to expand our geospatial production and sales capabilities.  Pixxures employs a much larger number of geospatial production personnel than we do, allowing us to bid on larger geospatial projects that we would previously have needed to outsource to subcontractors.  Also, Pixxures operates in a lower-cost facility than we do, so the overhead cost applied to our bids will be reduced.  Further, Pixxures has three sales staff specializing in county-level and commercial customers, which complements our two sales staff who specialize primarily in federal government sales.  To facilitate the Pixxures acquisition, we formed Pixx Acquisition Corp., a Delaware corporation.  By the terms of the Agreement and Plan of Merger, dated September 26, 2007, between us, Pixxures and Pixx Acquisition Corp. we purchased all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of our common stock having a negotiated value of $5,115,000, based on the average daily closing price of our common stock for the 20 trading days ending two days prior to the closing.  Subject to the terms of the agreement, additional shares may become payable by us if the market price of our common stock, for the 60 trading days following the date upon which the purchase payment shares are registered with the Securities and Exchange Commission, is less than the average closing price.  If the subsequent market price is less than the average closing price, additional shares will be issued, such that the total consideration received for the Pixxures capital stock in the transaction equals $5,115,000, calculated based on the subsequent market price.

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

•	If we do not reach this revenue level by the end of the first quarter of 2008, we will use all cash available to us under our existing line of credit, and will then need additional sources of funding.
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

•
In the first nine month of 2007, we obtained approximately 15% of our revenue from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $13,000.

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

Within our GIS segment, we have experienced a gradual increase over the last three years of approximately 15% growth in the number of database subscriptions sold each year.  It is uncertain if this trend will continue, since it depends on the availability of new databases to sell to our customers, their price sensitivity in buying additional databases or renewing current ones, and the presence of competing databases from competitors.  Trends are highly variable within our IT security segment, where sales levels can change dramatically, based on the supply of federal funding for security projects in which we are involved.  For example, the funded staffing level for our Department of State project has varied between three and 25 employees over the past three years.  Thus, we find that the level of uncertainty is significantly greater in our IT security segment than in our GIS segment.

Key Performance Indicators
In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

9/30/07

General:
Total backlog (000s)	$1,882
Sales per person, annualized (000s)	$151
Total headcount	65

FuGEN:
Total backlog (000s)	$875
% Consulting hours billed (last quarter)	85%

Atlantic Systems:
% Consulting hours billed (last quarter)	91%

GIS:
Backlog (000s)	$1,007
Annual subscriptions (000s)	$1,390
Subscription loss rate	5%

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

Liquidity and Capital Resources

We had cash and cash equivalents of $94,154 at September 30, 2007.  Our total current assets at September 30, 2007, were $1,683,781.  We also had the following long-term assets: $7,661,272 in intangible assets, net, $6,070,176 in goodwill; $238,090 in computer hardware and software, net; $56,964 in office equipment, furniture and fixtures, and leasehold improvements, net.  Our total assets as of September 30, 2007, were $15,710,283.

Our total current liabilities were $1,750,718 at September 30, 2007, which were represented by $537,506 of unrecognized subscription revenue, short-term notes payable to related parties of $364,963, a line of credit to a bank of $310,000, accounts payable of $325,712 and other accrued liabilities of $212,537.

We have financed our operations primarily through internally generated cash flow and a line of credit.  We also have outstanding two notes payable, whose principal and interest totaled $279,669 as of September 30, 2007.  The notes accrue interest at 8.5% per annum.  The notes are secured by substantially all of our assets.  On October 1, 2007, the note holders converted the notes in their entirety to 279,669 shares of our common stock.

On June 8, 2007, we signed a business loan agreement, effective June 7, 2007, with KeyBank National Association, pursuant to which we obtained a revolving line of credit in a principal amount of up to $500,000, which was subsequently increased to $1,000,000.  The line of credit is evidenced by a promissory note bearing interest at a variable rate equal to KeyBank’s prime rate, with an initial interest rate equal to 8.25% per year.  As security for the line of credit, we have executed a commercial security agreement in favor of KeyBank and Hugh H. Williamson, III, our Chairman and Chief Executive Officer, who has entered into a commercial guaranty, personally guarantying full and punctual payment of all of our obligations arising under the line of credit.  As of September 30, 2007, we had drawn $310,000 under the line of credit.

Cash Flow – Operating Activity

During the nine months ended September 30, 2007, we used $1,065,000 of cash in operating activity.  We incurred a $2,768,000 net loss, offset by non-cash items of $1,117,000 of stock issued for services and $858,000 of depreciation.  We also used $179,000 of cash in changes in current assets and liabilities.  During the same 2006 period, our operating activity provided $297,000 of cash.  We incurred a $244,000 net loss, offset by $228,000 of depreciation and a $313,000 change in current assets and liabilities.

Cash Flow – Investing Activity

In the nine months ended September 30, 2007, and 2006, we invested $135,000 and $42,000, respectively, primarily in computer hardware and software for our GIS segment.

Cash Flow – Financing Activity

In the nine months ended September 30, 2007, and 2006, we used $61,000 and $296,000 of cash in financing activity, respectively.  The 2007 activity included $400,000 paid to the owners of the Xedar shell corporation, as partial consideration for the purchase of the entity, $18,000 paid to related party note holders, offset by the borrowing of $310,000 on the line of credit.  The 2006 activity included $297,000 of loan repayments to related parties.

Results of Operations

Revenue

Revenue was $6,910,000 for the nine months ended September 30, 2007, compared to $4,515,000 for the nine months ended September 30, 2006, an increase of $2,395,000 or 53%.  This increase was primarily due to the acquisition of Atlantic in late March 2007, which generated $3,097,000 of revenue between March 22 and September 30, 2007.   Elimination of several federally-funded projects in 2006 caused the revenue of our information technology consulting segment (when merged with our JIS segment) to decline by $949,000 over the same period.

Our GIS segment revenue increased from $1,871,000 for the nine months ended September 30, 2006 to $2,119,000 for the 2007 period, an increase of 13%.  This increase was largely due to the acquisition of Land Links in January 2007, which generated $391,000 of revenue during the 2007 period.  However, continuing consolidation among commercial oil and gas customers will likely flatten further growth of this segment during 2007.

Our information technology consulting segment experienced a revenue increase from $2,874,000 for the nine months ended September 30, 2006 (when merged with our JIS segment) to $4,791,000 for the nine months ended September 30, 2007, an increase of 67%.  This increase was largely due to the acquisition of Atlantic in late March 2007, which generated $3,097,000 of revenue between March 22 and September 30, 2007.  Net of the effect of Atlantic acquisition, this segment’s revenue decreased by $1,180,000 during the 2007 period, compared to the 2006 period.  This decrease was due to the expiration of several short-term consulting contracts with the federal government.  We expect current government contracts supporting this segment’s revenue to continue through 2007.  Though our consulting segment is bidding on several new projects, it is not possible to predict changes in 2007 revenue at this time.

In the quarter ended September 2007 our revenue increased by 75% from the same 2006 quarter.  The reasons for the quarterly increase are comparable to the above reasons for the nine month increase, except the increase is significantly higher because we acquired Atlantic in late March 2007, so we received the benefit of its revenue for the full quarters ended June 2007 and September 2007, and only a few days of the quarter ended March 2007.

Margin Analysis

The margin of our consulting segment increased to $226,000 from $206,000 for the nine months ended September 30, 2007 and 2006, respectively.  The $206,000 margin during the nine months ended September 30, 2006 was incurred entirely by our FuGEN subsidiary, whose margin declined to $24,000 for the nine months ended September 30, 2006, due to the completion of several government consulting contracts.  The remaining $202,000 margin during the nine months ended September 30, 2007 was earned by our Atlantic subsidiary, which we acquired in March 2007. The margins for this segment increased in the September 2007 quarter over the September 2006 quarter by $38,000, primarily due to improved billable hours at our FuGEN subsidiary, which increased from 75% to 85% of consultant hours worked.

The margin of our GIS segment decreased to $(188,000) from $265,000 for the nine months ended September 30, 2007 and 2006, respectively.  Of this $453,000 decline, $287,000 was caused by allocating all of the corporate overhead associated with our former president and CEO and his staff to the GIS segment, because he has now been assigned full responsibility for this segment, rather than for us.  Net of the impact of this item, the segment posted a net margin decrease of $166,000 for the 2007 period compared to the 2006 period.  Also, we hired a development manager and network manager at the beginning of 2007, whose combined pay is approximately $200,000 per year.

Selling and Administrative Expense

Our selling and administrative expense was $5,179,000 and $2,036,000 for the nine months ended September 30, 2007, and 2006, respectively.  This $3,143,000 increase was primarily caused by our recognition of $1,080,000 in non-cash expense related to the issuance of our stock to three investor relations firms in exchange for their marketing services.  We also began amortization of intangible assets acquired through acquisition of Atlantic in late March 2007.  Amortization expense recognized during the nine months ended September 30, 2007, was $748,000, compared to $0 in the same 2006 period.  We also incurred $504,000 of professional fees related to public filings, valuations, quarterly audit reviews, and acquisitions.  Our Atlantic subsidiary incurred $280,000 of selling and administrative expense in the 2007 period, as opposed to none in the 2006 period, because we acquired Atlantic in March 2007.  D&O insurance also increased by $24,000.

Our selling and administrative expense was $1,549,000 and $428,000 for the quarters ended September 30, 2007, and 2006, respectively.  The $1,121,000 increase was primarily caused by $315,000 of intangible asset amortization associated with the purchases of Land Links and Atlantic, $152,000 of selling and administrative expense in Atlantic in the 2007 quarter, and $112,000 of legal and accounting fees related to public filings, quarterly audit reviews, and acquisitions.

Interest

Interest expense was $6,000 and $42,000 for the nine months ended September 30, 2007 and 2006, respectively.  This consisted of interest accrued on notes payable to related parties, as well as on a line of credit.

Other Income

We earned $82,000 of other income in the 2007 periods, and zero in the 2006 periods.  $75,000 of this was gain on the sale of the JIS division.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this quarterly report.  We carried out this evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management has concluded that restating the first and second quarter Forms 10-QSB constitutes a significant deficiency in the design and operation of our internal control over financial reporting.  To correct this deficiency, we retained the services of a local accounting firm, Causey Demgen and Moore, to advise us on a variety of the more complex accounting issues.

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
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007)

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Certificate of Correction Filed March 2, 2007 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on 10-QSB filed May 15, 2007)
3.8	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)
10.1
First Amendment to Stock Purchase Agreement dated July 26, 2007 by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J.O. McFalls III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 27, 2007)

10.2	Xedar Corporation Calendar 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 31, 2007)
10.3
Agreement and Plan of Merger, dated September 26, 2007, by and among Xedar Corporation, Pixx Acquisition Corp., and Pixxures, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2007

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
_______________
* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2007

Xedar Corporation

November 19, 2007	By:	/s/ Hugh Williamson III
Hugh Williamson III President and CEO

November 19, 2007	By:	/s/ Steven M. Bragg
Steven M. Bragg CFO and Treasurer

Exhibit Index

Number	Description
2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007)

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Certificate of Correction Filed March 2, 2007 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on 10-QSB filed May 15, 2007)
3.8	Bylaws of Xedar Corporation, dated December 29, 2006 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed January 5, 2007)
10.1
First Amendment to Stock Purchase Agreement dated July 26, 2007 by and among Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J.O. McFalls III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 27, 2007)

10.2	Xedar Corporation Calendar 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 31, 2007)
10.3
Agreement and Plan of Merger, dated September 26, 2007, by and among Xedar Corporation, Pixx Acquisition Corp., and Pixxures, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2007

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
_______________
* Filed herewith