Form 10KSB
period 2007-12-31
XEDAR CORP
filed 2008-03-27
CIK 108770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2007

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

State the issuer’s revenue for its most recent fiscal year: $11,142,193

As of March 24, 2008, there were 26,186,646 shares of the issuer’s no par value common stock outstanding.  On that date the aggregate market value of the common stock (based upon the average bid and asked prices on such date) of the issuer held by non-affiliates was approximately $41,816,000.

Transitional Small Business Disclosure Format. Yes  [ ]   No  [X]

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not included herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders anticipated to be held on April 23, 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

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

Part I

Item 1.  Description of Business

Company History

We are a Colorado corporation, incorporated in 1974 for the purpose of designing, developing, fabricating and selling high technology electro-optical equipment and related electrical equipment, including devices such as cameras, video systems, video amplifiers, image systems, electro-optical transmissions and electrical test equipment.  We were quoted for trading on the Electronic Bulletin Board from 1975 until November 28, 2001, when we filed a Form 15, Certification and Notice of Termination of Registration with the Securities and Exchange Commission and terminated our quotation on the Bulletin Board.  We engaged in minimal operations until October 1, 2004 (the date of our new development stage), when we commenced activities to become current in reporting with the SEC as a shell company.

Effective December 31, 2006, through a wholly owned subsidiary formed specifically for that purpose, we merged with Premier Data Services, Inc., a Delaware corporation.  Before the merger there was no material relationship between us, our affiliates, and Premier.  In accordance with the terms of the merger agreement, we issued 14,082,871 shares of our common stock in exchange for (i) 13,685,018 shares of the common stock of Premier, and (ii) 2,685,253 shares of the Series A preferred stock of Premier. Immediately after the merger transaction, the former stockholders of Premier owned approximately 85% of the issued and outstanding shares of our common stock, and the management and board of directors designated by Premier were appointed as our officers and directors.  The acquisition price was determined pursuant to arm’s length negotiation between Hugh H. Williamson, III, as the President and CEO of Premier, and Earnest Mathis, Jr., our President and CEO prior to the merger.  The purchase price paid in the merger was determined with reference to and based upon the expected value to Premier of merging with and becoming a wholly owned operating subsidiary of a public company.  As a result of the merger, Hugh H. Williamson, III, became one of our directors and our President and CEO and Earnest Mathis, Jr., resigned as an officer and director. No compensation was paid to the persons negotiating the merger, nor did such persons or their affiliates enter into any employment agreements or arrangements in connection with or as part of the merger.  No finders fees were paid or consulting agreements entered into as part of the merger.  The conversion of Premier shares into our shares of common stock has been accounted for as a reverse acquisition, since the stockholders of Premier obtained control of us.  The below discussion includes the historical book values and results of operations of Premier.

Premier was formed in 1994 by four partners, Robert Johnson, Brad Taggart, Mark Chase, and Gary Kerr, three of whom remain with us today (Robert Johnson, Brad Taggart, and Mark Chase).  We issued a series of land database and mapping products, including ClaimFinder® in 1995, LeaseFinder® in 1996, LotFinder® and CartéView® in 1997, Lease Sale System in 1998, Land Link® in 1999, PDS Studio® in 2001, Launch Pad in 2002, Map Layout Express in 2003, Map Server in 2004 and the Historical Lease Sale database in 2006.  Also, we developed a number of custom applications for selected Federal Government clients, such as the BLM Lease Sale System, Mining Claim ADP, and OG Map II software. These custom applications expanded our base of development experience, allowing us to transfer technology from our custom design work into packaged software products.

Approximately five years prior to our merger with Premier, in early 2002, Premier acquired FuGEN, Inc., a Maryland-based software development and systems consulting company.  This gave Premier an expanded foothold in the federal government marketplace, which has led to major information technology systems and enterprise security consulting projects with the Department of State, the Veterans Administration, and the Bureau of Land Management.  FuGEN, like Premier, was also founded in 1994.  The founder, Martin Terwilliger, and the initial two members of FuGEN’s executive staff, Michelle Beiga and Mitchell Gross, are still active in our day-to-day operations.  Mr. Terwilliger serves as the President of our wholly-owned FuGEN subsidiary, is an employee at will, and receives an annual salary of $194,000.  Ms. Beiga serves as the Vice President – Human Resources of our wholly owned FuGEN subsidiary, is an employee at will, and receives an annual salary of $119,000.  Mr. Gross serves as the Vice President – Consulting Services of our wholly owned FuGEN subsidiary, is an employee at will, and receives an annual salary of $152,000. Premier acquired FuGEN for a purchase price of (i) 2,239,652 shares of Premier's common stock and (ii) a cash payment of $100,000 and delivery of a contingent promissory note payable to Jack Baum or his affiliates in a principal amount not to exceed $700,000 (Mr. Baum was a controlling shareholder of FuGEN at the time of the acquisition).  The acquisition of FuGEN was negotiated by our President and CEO, Hugh H. Williamson, III, who, at the time of the acquisition, served as chairman of the board of directors of Premier, Mr. Terwilliger, then President of FuGEN, and Mr. Baum, a controlling shareholder of FuGEN. Premier had no material relationship with FuGEN or its shareholders prior to its acquisition of FuGEN.  No finders fees were paid or consulting agreements entered into as part of the acquisition of FuGEN.

In November 2006 we sold the Customer Relationship Management ("CRM") segment of our information technologies consulting business to CustomerSoft, LLC, a Colorado limited liability company.  This segment was sold in a negotiated transaction in exchange for contingent consideration in the amount of $800,000.  The sale was negotiated by Hugh H. Williamson, III, on behalf of Premier and Don Brower on behalf of CustomerSoft.  A year prior to the sale of the CRM segment, Don Brower had served as a Vice President of Business Development for Premier, and at the time of the sale of the CRM segment, Mr. Brower served as an independent, commission-only reseller with respect to certain Premier products.  The negotiated sales price represented the approximate anticipated profit from what was at the time the CRM segment’s only identified prospective sale (Starscape Communications Private Limited), and was contingent upon consummation of that sale.  The time period for consummation of the Starscape sale was 12 months from the date of the sale of the CRM segment to CustomerSoft, or until October 31, 2007, after which no consideration would be due or payable by CustomerSoft.  Because the Starscape sale did not close on or prior to October 31, 2007, no consideration for the sale of our CRM segment was paid by CustomerSoft or will become due or payable.  No compensation was paid to the persons negotiating the sale of the CRM segment, nor did such persons or their affiliates enter into any employment agreements or arrangements in connection with or as part of the sale.  No finders fees were paid or consulting agreements entered into as part of the sale of the CRM segment.

On January 1, 2007, we, through our subsidiary PDS GIS/LIS, Inc., a Delaware corporation, acquired Land Links Company Ltd., a New Mexico limited liability company.  We purchased Land Links from its two members for a purchase price of 360,000 shares of our common stock, 180,000 shares paid to David M. King and 180,000 shares paid to Glen W. Thurow.  The terms of the Land Links acquisition were negotiated by the then President and CEO of our Premier and PDS GIS/LIS subsidiaries, Richard V. Souders, and the two members of Land Links, Glen W. Thurow and David M. King. The purchase price paid in the purchase of Land Links was determined with reference to and based upon a multiple of approximately one times Land Links’ trailing twelve months’ revenue.  Subsequent to the acquisition, Mr. Thurow became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000 and Mr. King became a co-manager of our wholly owned Land Links subsidiary, with an annual salary of $100,000.  Both Mr. Thurow and Mr. King are employees at will.  We had no material relationship with Land Links or its members prior to our acquisition of Land Links.  No finders fees were paid or consulting agreements entered into as part of the Land Links acquisition.  The acquisition of Land Links expanded our foothold in the geographic information systems arena.

In February 2007, pursuant to the terms of the JIS Purchase Agreement, we sold our Justice Information Systems ("JIS") division to Justice Systems, Inc., a New Mexico corporation.  Pursuant to the terms of the JIS Purchase Agreement, our Premier subsidiary (i)  sold all of its right, title, and interest in and to that certain software, source code, and documentation comprising the software package commonly referred to as Equal Justice; (ii) subleased to Justice Systems, Inc., at a rate of $1,300 per month, for a term of 2 months, certain office space and equipment located at 6001 Montrose Road, Rockville, MD 20852; (iii) released certain employees who elected to become employees of Justice Systems, Inc. from any non-competition agreements to which such employees may have been a party, and (iv) assigned to Justice Systems, Inc. all of Premier’s rights and obligations arising out of and under that certain Software Services and Maintenance Agreement relating to the Equal Justice software and entered into between Premier and the City of Greeley, Colorado, dated October 6, 2006.  The purchase price paid by Justice Systems, Inc., pursuant to the terms of the JIS Purchase Agreement was $75,000.  The terms of the JIS division sale were negotiated by the then President and CEO of our Premier subsidiary, Richard V. Souders, and the CEO of Justice Systems, Inc., Ernie L. Sego.  In addition, in connection with the JIS Purchase Agreement, Premier and Justice Systems, Inc. entered into a Consulting Services Agreement.  Subject to the terms of the Consulting Services Agreement, Premier provided certain consulting services to Justice Systems, Inc., from March 1, 2007 through August 31, 2007, as an independent contractor, in connection with customer support and related services for the Equal Justice software.  The compensation paid Premier, in advance, pursuant to the terms of the Consulting Services Agreement was $65,000.  No compensation was paid to the persons negotiating the sale of the JIS division.  No finders fees were paid as part of the sale of the JIS division.

On March 22, 2007 we acquired all of the outstanding stock of Atlantic Systems Corporation (“Atlantic”), a Virginia corporation.  Atlantic develops software for the defense and intelligence agencies of the federal government, and provides technical assistance and training for other software systems implemented by the federal government. Additionally, Atlantic provides strategy consulting services to those same agencies.  Further, Atlantic assists its clients in selling their products and services to the federal government.  Pursuant to the Stock Purchase Agreement between us, Atlantic, and Don W. Rakestraw, Jeffrey R. Grime, and J. O. McFalls, III (who together owned all of the outstanding stock of Atlantic prior to the transaction), dated March 22, 2007, as amended by the First Amendment to Stock Purchase Agreement, dated July 26, 2007, we purchased all of the outstanding Atlantic stock from the shareholders for (i) an initial payment of 1,380,802 shares of our common stock, (ii) a closing payment of 3,000,000 shares of our common stock, and (iii) a contingent payment not to exceed 2,000,000 shares of our common stock, to be made at our discretion, in the event Atlantic or its subsidiary receives one or more significant RFPs (Requests For Proposal), RFQs (Requests for Quotation) or SOWs (Statements of Work) from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.  The terms of the Atlantic acquisition were negotiated at arm’s length by our President and CEO, Hugh H. Williamson, III, and the three shareholders of Atlantic, Don W. Rakestraw, Jeffrey R. Grime, and J.O. McFalls.  The purchase price paid in the acquisition of Atlantic was determined with reference to and based upon a multiple of approximately 1.2 times its trailing twelve months’ revenue. We had no material relationship with Atlantic or its shareholders prior to the purchase.  Subsequent to the acquisition, Don W. Rakestraw, Jeffrey R. Grime, and J.O. McFalls became employees at will with certain severance related rights.  Specifically, Mr. Rakestraw became the CEO of our wholly owned Atlantic subsidiary, with an annual salary of $230,000 per year.  If Mr. Rakestraw is terminated without cause in his first year of employment, he is entitled to a payment of $820,000, if he is terminated without cause at any time thereafter, he is entitled to a payment of $500,000, and if he is terminated for cause at any time, he is not entitled to any severance. Mr. Grime became the President of our wholly owned Atlantic subsidiary, with an annual salary of $230,000 per year.  If Mr. Grime is terminated without cause in his first year of employment, he is entitled to a payment of $690,000, if he is terminated without cause at any time thereafter, he is entitled to a payment of $460,000 and if he is terminated for cause at any time, he is not entitled to any severance.  Mr. McFalls became the President of the NSA business unit of our wholly owned Atlantic subsidiary, with an annual salary of $210,000 per year.  If Mr. McFalls is terminated without cause, he is entitled to a payment of $420,000, and if he is terminated for cause at any time he is not entitled to any severance.  No finders fees were paid or consulting agreements entered into as part of the Atlantic acquisition.  With the acquisition of Atlantic, we now provide strategic planning, business development services and program management to the federal government.

On October 1, 2007 we acquired Pixxures, Inc., a Delaware corporation, in a stock-for-stock transaction.  We acquired Pixxures Inc. in order to expand our geospatial production and sales capabilities.  Pixxures employs a much larger number of geospatial production personnel than we did prior to the acquisition.  Thus, the acquisition allows us to bid on larger geospatial projects that we would previously have needed to outsource to subcontractors.  Also, Pixxures operates in a lower-cost facility than we did, so the overhead cost applied to our bids will be reduced.  Further, Pixxures has three sales staff specializing in county-level and commercial customers, which complements our two sales staff who specialize primarily in federal government sales.  To facilitate the Pixxures acquisition, we formed Pixx Acquisition Corp., a Delaware corporation.  By the terms of the Agreement and Plan of Merger, dated September 26, 2007, among us, Pixxures and Pixx Acquisition Corp. we purchased all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of our common stock having a negotiated value of $5,115,000, based on the average daily closing price of our common stock for the 20 trading days ending two days prior to the closing.  Subject to the terms of the agreement, additional shares would have become payable by us if the negotiated price of our common stock, for the 60 trading days following the date upon which the purchase payment shares were registered with the SEC, was less than the average closing price.  However, we no longer intend to register the shares with the SEC, since share recipients can now register on an accelerated basis under the SEC’s Rule 144. Instead, additional shares may become payable by us if the negotiated price of our common stock for the 60 trading days following the Trigger Date is less than the average closing price.  The Trigger Date is established by a majority of the Pixxures shareholders, but shall be no later than March 23, 2009, subject to certain conditions that may delay the Trigger Date by no more than 10 additional days. If the subsequent market price is less than the average closing price, additional shares will be issued, such that the total consideration received for the Pixxures capital stock in the transaction equals $5,115,000, calculated based on the subsequent market price.  The terms of the Pixxures acquisition were negotiated at arm’s length by our President and CEO, Hugh H. Williamson, III, Charles Killpack, the CEO of Pixxures, and Timothy Connor, lead director of Pixxures.  The purchase price paid in the acquisition of Pixxures was determined with reference to and based upon a multiple of approximately eight times its trailing twelve months’ EBITDA.  We had no material relationship with Pixxures or its shareholders prior to the acquisition.  Subsequent to the acquisition Charles Killpack (the CEO of Pixxures) and Dawn Patterson (the Controller of Pixxures), became employees at will.  Specifically, Mr. Killpack became the CEO of our wholly owned Pixxures subsidiary, with an annual salary of $215,000 per year and entitled to a bonus payable in units of our restricted common stock based on the revenue of any entities we acquire where Mr. Killpack assists in negotiating and closing such acquisition during his employment, initially at the rate of one restricted stock unit per $100 of revenue of the entities acquired, and moving to one restricted stock unit per $80 of revenue of the entities acquired if the combined revenue of acquired entities exceed fifteen million dollars.  In addition Mr. Killpack was issued 111,921 shares of our restricted common stock and is entitled to receive a cash payment necessary to offset any federal income tax due and payable in connection with such stock issuance.  Ms. Patterson became the Controller of our wholly owned Pixxures subsidiary, with an annual salary of $103,000 per year.  In addition Ms. Patterson was issued 18,654 shares of our restricted common stock and is entitled to receive a cash payment necessary to offset any federal income tax due and payable in connection with such stock issuance.    No finder’s fees were paid or consulting agreements entered into as part of the Pixxures acquisition.

In April, 2007, prior to our acquisition of Pixxures, Pixxures and an unrelated entity formed a joint venture, LandPixx, LLC, for the purpose of acquiring, operating, and leasing a digital sensor and aircraft.  LandPixx was a 50% owned subsidiary of Pixxures.  LandPixx entered into a term loan agreement with Silicon Valley Bank for up to $1,400,000 to acquire a digital sensor.  On September 28, 2007, we entered into an Unconditional Guaranty with Silicon Valley of the above loan for a maximum of $1,400,000, plus interest and expenses.  We guaranteed full payment and performance of all obligations of LandPixx pursuant to the original loan agreement dated April 23, 2007.

The December 31, 2007, balance of the Silicon Valley loan was $1,122,139, of which $396,049 was a current liability and $726,090 was long term.

On July 13, 2007, we, LandPixx and the other LandPixx owner entered into a term loan with Biltmore Bank of Arizona for $452,355, the funding for the acquisition by LandPixx of a Cessna 402C airplane.  The three companies were all co-borrowers.  The loan had a maturity date of July 13, 2012.  Beginning in August 2007, the loan required monthly payments of $8,044 with one final payment of $100,259 on July 13, 2012. The December 31, 2007, balance of the Biltmore loan was $426,374, of which $62,540 was a current liability and $363,834 was long term.

Our Pixxures subsidiary owns a 50% interest in LandPixx, LLC, which is a joint venture with an unrelated party.  We consolidate LandPixx and the consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP).

On March 3, 2008, LandPixx borrowed $1,352,612 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off the above Silicon Valley and Biltmore loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Mr. Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.

Also on March 3, 2008, LandPixx borrowed $183,777 from Bank of the West, Evergreen, CO, which it used to pay off the remainder of the loans from Silicon Valley Bank and Biltmore Bank of Arizona.  The BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Mr. Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.

The loan documents are exhibits to this Annual Report. The above description of the loan is qualified in its entirety by the full text of the exhibits.

Business Segments

Geographical Information Systems Segment
Our GIS segment, which includes our wholly owned Land Links, Premier and Pixxures subsidiaries, and our 50% owned LandPixx subsidiary, provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  In 2006, our GIS segment’s client base included the Bureau of Land Management ("BLM"), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 50% of our GIS segment’s revenues come from subscriptions to its database products, and 50% from its GIS production services.  There is typically a modest decline in revenue related to GIS production services during the fourth quarter of each year, due to reduced client activity levels and a smaller number of business days than in other quarters.

Customers who use the land database products can access information through an internet site or by compact disc.  The database products provide database queries, reports, and digital maps for over 13,000,000 BLM and state land records in the Rocky Mountain area of the United States.  Users can investigate such land information as competitor activity, federal and state lease ownership, lot and tract survey data, open federal acres (i.e., land available for lease), and split estate lands (i.e., land in which surface ownership is not by the federal government, but the underlying mineral ownership is reserved to the federal government).

In the area of production services, our GIS segment provides data editing and enhancement, scanning, data conversion, data integration, and custom mapping.  The typical customer uses these services to convert existing GIS data into a digital format, or to integrate disparate data sets.

Information Technology Consulting Segment
Our consulting segment, which includes our wholly owned FuGEN and Atlantic subsidiaries, provides information assurance and consulting services to several federal agencies.  In fiscal year 2007, our consulting segment’s client base included the military and intelligence agencies as a prime contractor, and the Internal Revenue Service, USAID and the Department of State as a subcontractor.  The military and intelligence contracts represent 70% of the segment’s revenue.  There is typically a modest decline in consulting revenue during the fourth quarter of each year, due to a smaller number of business days than in other quarters that is driven by a high concentration of mandatory federal government holidays.

Other Segments
Our CRM segment provided software maintenance support, and was sold in November 2006. Our JIS segment created and installed court case management systems, and was sold to Justice Systems, Inc., in February 2007.
Product Development and Technology

In our GIS segment, our product development efforts and use of technology focus on the collection, management, and delivery of critical information to our customers through our database offerings.  The management and expansion of our databases are central to our product development efforts.  We continuously update and refine our databases through proprietary methods and the use of technology encompassing the below steps:

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

We use a variety of software routines that were developed in-house to index critical information in a variety of ways, such as broad field categories, document type, and document title.  We base some of our products and databases on the software products of ESRI, Inc., for which we pay approximately $35,000 in annual maintenance.  There is no contract associated with the invoice for the ESRI maintenance fees. We employ a group of networked computer servers that are housed in one location, referred to as a server farm.  A server farm streamlines internal processes by distributing the workload between the individual components of the farm and expedites computing processes by harnessing the power of multiple servers.  Our server farm uses uninterruptible power supplies to ensure that critical information is highly available to our customers.  Our processes allow for updating as soon as new information becomes available.

We do not consider any of our data collection or data management design efforts to be research and development activities.  Consequently, we incurred no research and development expense during the last two fiscal years.

Governmental Approval

No government approval is required for any of our products or services.

Government Regulations

We are not aware of any current or prospective government regulations, nor of any changes to existing regulations, that will impact our business.

Customers

We have a diverse customer base that includes many of the largest companies or government entities in the industries we serve.  Our government customers include counties, states, and the federal government.  The majority of our GIS customers are comprised of large multi-national and national oil and gas exploration companies.

In 2007, our largest customer was BearingPoint, Inc., through whom we acted as a subcontractor to the Department of State and various national intelligence agencies.  The various BearingPoint contracts generated 25% of our total revenue. BearingPoint, Inc. bills the government on our behalf and disburses funds to us on net 45 day terms.  Our government contracts are subject to terms that would allow for termination at the election of the government.  With the exception of the Department of State and national intelligence agency contracts, we believe that no termination of any contract or subcontract at the election of the government would have a material adverse impact on our financial results.

In addition to the BearingPoint arrangement, our FuGEN subsidiary subcontracts through IBM for a project with the Internal Revenue Service, through both ManTech, Inc. and General Dynamics for projects with the Department of State, and also through Open System Sciences for a project with USAID.   None of these prime contractors are affiliates.

Suppliers

We obtain periodic updates to the case recordation database and various lease sale databases from the BLM under the Freedom of Information Act.  We also obtain lease sale and land ownership information from the state governments of Colorado, Wyoming, Utah, North Dakota, South Dakota, Montana, Nevada, New Mexico, Oregon, Washington, and California, as well as from several Wyoming county governments.  We pay no fees to any of these government entities.  Instead, data is either given to us under no obligation, or under a data sharing arrangement where the state governments obtain free access to our databases for their internal use.

Sales and Marketing

We have two full time sales people and eight employees with a large portion of their focus and responsibilities connected to sales.

Our marketing efforts include a well maintained web site, a quarterly e-news letter to all clients, attendance at selected trade shows, participation in selected trade associations and an assortment of collateral materials.

The federal land data customers of our GIS segment are easy to identify, because any government agency involved with land use in the western United States must have access to information such as that available through our products.  In most cases, such as the BLM, there is already an in-house staff that is reviewing land data and creates maps, but it does so mostly by hand.  The value proposition presented in these instances focuses on labor savings, improved customer service, time reduction and the improved accuracy to be realized by implementing our products.  The main obstacles in closing government sales involve the allocation of funds (which frequently lengthens the sales cycle into the following fiscal year), the lengthy approval process to which most government purchases are subjected and the tendency for internal development versus outsourcing.

The commercial oil and gas customers of our GIS segment are easily identified, because they appear in the databases provided by the BLM as current federal land leaseholders or bidders for land that is being made available.  Our commercial sales staff contacts potential customers based on this information, which is prioritized by the number of lease holdings per customer.  One-on-one meetings, which include product demonstrations, follow initial contacts with potential customers. Customers are also identified at trade shows, which are attended by our sales staff on a regular basis.  The full sales cycle for oil and gas customers is in the range of three to four months.

The federal systems security projects of our consulting segment require considerable face-to-face discussion with the senior information technology managers of a federal department, agency, or bureau.  The emphasis in these meetings is on the technical approach to be taken by us, which calls for in-depth discussions of client needs.  After initial approval, these projects are given to a contracting manager, who determines the pre-approved government schedule of products, services and fees to be used (such as a specific GSA (General Services Administration) schedule or MOBIS (Mission Oriented Business Integrated Services) pricing), reviews the proposals, and assigns contracts.  In some cases, we do not have access to a particular pre-approved government schedule of products, services and fees, so we have managed projects from the position of a subcontractor to another entity who has obtained the appropriate pre-approved schedule of products, services and fees.  Our strategy to expand by acquisition, as discussed further below, should give us sufficient mass to bid directly on a larger proportion of major government systems security projects, thereby allowing us to act as the prime contractor and potentially garner a larger share of the revenue from each project.

The sales cycle for systems security projects ranges from a quarter to a year, with very large projects occasionally requiring a longer sales cycle.

Customer Support

The customer support program of our GIS segment includes customer service, training, and surveys:

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

Competition

The dominant player in the GIS marketplace is Environmental Systems Research Institute (ESRI), which is the largest GIS company in the world.  ESRI is a privately held company.  ESRI’s target market is top-level major GIS systems.  We are an ESRI Business Partner that builds extensions to ESRI products to integrate with our clients’ specific business processes.  Under the Business Partner arrangement, we are entitled to the use of developer licenses for ESRI software, and can also sublicense ESRI software to third parties.  We rarely compete with ESRI; rather, our product offerings are complementary.  Our land database products and related production services compete with offerings from InfoPipe Inc., Divestco Inc., Geographic Technologies Group, LandWorks, Inc., and WhiteStar, Inc.  In addition, the Federal government itself can be considered a competitor, since it is making an increasing amount of land data available to the public via the Internet and other means.  It is our opinion that the competitive threat posed by the Federal government has not been significant, due to the primitive format in which the government provides data, as well as the lack of any tools to browse or easily search such data.

Our consulting segment competes against a large number of companies, and has subcontracted with several of them.  Competitors include CACI, SCS, SAIC, STG, Inc., ITS Services, NCI Information Services and Stanley Associates.    These companies all compete by retaining the services of people having a combination of various levels of security clearances and technical skills, and bidding their services to the federal government in response to specific requests for proposals.  The company offering a combination of the required level of security clearances and technical skills, combined with a competitive price, will generally be awarded a contract by the government.  In some cases, a company will subcontract selected work to a competitor whose employees may have a specific combination of security clearances and technical skills, in order to improve its chances of winning a contract.  We differentiate ourselves by delivering high quality service.  Our staff has a high level of expertise in the areas in which we consult.  We are highly responsive to problems encountered by our clients on which they request our consultation.

Intellectual Property

Our GIS segment relies heavily on intellectual property, including intellectual property we own and intellectual property licensed from third parties. We regard our trademarks, copyrights, licenses, and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees and others to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violation or misuse.

Intellectual property licensed from Applied Geologic Studies, Inc. (AGS) constitutes a core component of our ClaimFinder product, which generated $19,000 in revenue in fiscal 2007.  We have paid an annual fee of approximately $500 to AGS in each of the past three years, which was based on sales of the ClaimFinder product during each of those years.  If AGS were to cancel the agreement, we might no longer be able to offer the ClaimFinder product for sale.  This is not a material contract, based on the history of minimal royalty payments and the insignificant sales decline that might occur if the royalty agreement were to be cancelled.

We have trademarked, or applied for trademarks, on the names of many of our products, and we have exercised reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violations or misuse.  Our products having current trademarks are ClaimFinder, CarteView, LeaseFinder, Land Link, PDS Studio, and LotFinder.  In addition, we have filed for trademark registration for our Map Layout Express product.  On October 17, 2007, we received from the U.S. Patent and Trademark Office official Notice of Acceptance of Statement of Use for our Map Layout Express product.

Employees

As of December 31, 2007, we had approximately 100 total employees, of which 4 were part time employees, and all of whom are located within the United States.  None of the employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Item 1A.  Risk Factors

You should carefully consider the following risks and all of the other information set forth in this report. If any of the events or developments described below actually occurs, our business, financial condition, and results of operations may suffer. In that case, the trading price of our common stock may decline and you could lose all or part of your investment.

Risk Related to Our Business

Our operations have generated significant losses, which may continue.

Our operations generated a loss of $4,367,000 and $610,000 in the years ended December 31, 2007 and 2006, respectively.  We may not be able to reverse this trend, increase revenue, or cut cost to a sufficient extent to avoid losses in future periods.  This is because:

•
We depend on database content obtained through agreements with third parties, and the failure to maintain these agreements could result in the elimination of some products, or more expensive data collection alternatives.

•	Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.
•
In 2007, 36% of our total revenue was generated by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenue generated by our consulting segment.

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

•	Shares eligible for future sale could depress the price of our shares.
•	The price of our common stock may be volatile and may be affected by market conditions beyond our control.
•	Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce our sale value.
•	Investors should not anticipate receiving cash dividends on our common stock.

We discuss each of the above matters in more depth below.

We depend on database content obtained through agreements with third parties, and the failure to maintain these agreements could result in the elimination of some products, or more expensive data collection alternatives.

A significant proportion of the content we use in our database products is obtained from either commercial or government entities under licensing agreements or requests under the Freedom of Information Act.  In particular, information obtained from government entities cannot be obtained elsewhere.  If the government entities restrict or withdraw their content from us, some of our products would be cancelled, which would result in the elimination of up to $586,000 of recurring revenue.

Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.

In 2007, we obtained approximately 12% of our revenue from subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $14,000.

In 2007, we generated 36% of our total revenue by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenue generated by our consulting segment.

While we have a diverse customer base that includes many large companies and government entities, our two largest customers generated 36% of our total revenue in 2007.   These customers are BearingPoint and one of the intelligence agencies.  Our contracts with them are subject to an annual renewal provision.

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

•
Our ability to earn revenue from our existing and future U.S. federal government projects will depend upon the availability of funding from U.S. federal government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

•	Our ability to secure new government contracts and our revenue from existing government contracts could be adversely affected by any one or a combination of the factors listed above.

Our growth strategy may prove unsuccessful.

Our growth strategy involves broadening our database product line, as well as expanding the range of geographic information systems services offerings, and increasing our penetration into the federal government system security market.  Land databases are difficult to acquire and make commercially viable, while the addition of new geographical information systems services are highly dependent on our ability to acquire other companies.  Further, increased penetration into the systems security market requires the addition of experienced sales employees, who are difficult to acquire and retain.  If we are unable to surmount these issues, our operating performance, including our ability to generate additional revenue on a profitable basis, may be adversely affected.

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

We derive substantially all of our revenue from customers in the oil and gas industry and the federal government.  As a result, our business, financial condition, and results of operations depend upon conditions and trends affecting these industries generally.  For example, there is an ongoing consolidation trend in the oil and gas industry that has resulted in a reduction of many database subscriptions as our subscribers combine their operations.  Also, the federal government has substantially reduced its spending in order to channel funding into various war efforts, resulting in funding reductions on several system security projects.  Thus, if continued, these trends could have a material adverse effect on our business.  A failure to maintain revenue and margins would have a material adverse effect on our business, financial condition, and operating results.

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

As part of our acquisition activities, we have allocated a significant proportion of the acquisition purchase prices to such intangible assets as customer relationships, non-compete agreements, trade names, and customer contracts.  We are amortizing the bulk of these assets over the next five to eight years.  During that time, the amortization expense will be enough to offset our probable operating profits.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our shares.  As of March 24, 2008, we had 26,186,646 shares of common stock outstanding.   Any sales of common stock by us or our principal stockholders, or the perception that such sales might occur, could have a material adverse effect on the price of our shares.

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

Item 2.  Description of Property

We lease approximately 8,200 square feet of office space in Englewood, Colorado, our headquarters.  We lease approximately 20,700 square feet of office space in Arvada, Colorado, approximately 1,500 square feet in Denver, Colorado, approximately 3,500 square feet of office space in Rockville, Maryland and approximately 3,900 square feet of office space in Arlington, Virginia.  Our lease in Englewood, Colorado, requires monthly payments of $13,623 and expires in June 2013.  Our Arvada, Colorado lease requires monthly rental payments of $20,000 through July 2009 when the lease expires.  Our lease in Denver, Colorado, requires monthly payments of $2,602 through April 2009, $2,726 from May 2009 through April 2010 and $2,850 from May 2010 through April 2011 when the lease expires.   Our lease in Rockville, Maryland, requires monthly payments of $8,083 and expires in May 2009, while our lease in Arlington, Virginia, requires monthly payments of $11,181 and expires on June 30, 2008.  We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

LandPixx owns a 1980 Cessna 402C Businessliner aircraft and related sensor equipment.

Item 3.  Legal Proceedings

On August 8, 2007, in the District Court for Douglas County, Nebraska, Vital Learning Corporation filed a complaint naming our wholly owned subsidiaries Point One, L.L.C. and Atlantic as defendants.  Plaintiff, Vital Learning, alleges that it brought certain business opportunities concerning contracts with the United State Air Force (USAF) to the attention of defendants, and pursuant to an oral agreement, was entitled to receive twenty percent (20%) of any contract price awarded in connection with such business opportunities.  Plaintiff alleges that it has suffered damages and is entitled to relief in an amount not less than $614,332 based on the award by the USAF to defendants of certain contracts.  We believe the suit is without merit.  We have responded, denying all claims of the plaintiff.  We are not aware of any other pending or threatened litigation that could have a material adverse effect upon our business, operating results, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock trades in the NASDAQ over-the-counter bulletin board (OTCBB) under the ticker symbol XDRC.OB.  As of February 22, 2008, there were approximately 410 holders of record of our common stock.

The following table reports, for the periods indicated, the high and low closing bid prices per share for our common stock as reported by Pink Sheets LLC.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices. Our shares were not traded publicly in Fiscal 2005.

Period	High	Low

2007
First Quarter	$3.25	$0.90
Second Quarter	$4.85	$1.85
Third Quarter	$4.85	$2.07
Fourth Quarter	$3.60	$2.15

2006
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.10	$0.02
Fourth Quarter	$0.30	$0.10

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	39,996(2)	$0(3)	1,500,000
Total	39,996	$0	1,500,000

--------------------------------------------
(1)
As of December 31, 2007, the end of our last completed fiscal year, the aggregate 1,500,000 shares remaining available for issuance under our equity compensation plans are all available under our 2007 Equity Incentive Plan.

(2)
By resolution of the Board of Directors dated February 9, 2007, we have entered into an equity compensation arrangement or plan with each of our six non-employee directors which provides that each such non-employee director will receive 10,000 shares of our restricted common stock, vested in thirds annually, commencing December 31, 2007 (i.e., 3334 shares vested on December 31, 2007, 3333 shares will vest on December 31, 2008, and 3333 shares will vest on December 31, 2009). This equity compensation arrangement or plan has not been approved or ratified by our shareholders.

(3)
Subsequent to the end of our last completed fiscal year, on January 2, 2008, we issued restricted stock unit awards to a group of employees and contractors, pursuant to our 2007 Equity Incentive Plan.  Our 2007 Equity Incentive Plan has not been approved or ratified by our shareholders, but will be submitted for ratification by our shareholders at our annual meeting, expected to be held April 23, 2008. Specifically, we issued restricted stock units for 97,000 shares to thirteen employees, vesting between July 1, 2008 and March 1, 2009.  We issued units for 21,000 shares to eight contractors, vesting on July 1, 2008.  A restricted stock unit award is a grant valued in terms of our common stock, but stock is not issued at the time of the grant.  After the vesting period has been satisfied, we distribute shares to the recipient. We measure the employee grants at the fair value of the unit on the grant date, when the stock price was $2.17, and recognize this expense ratably over the vesting periods.  Due to the short vesting periods, we assumed a zero forfeiture rate.  If there are forfeitures, we will adjust the expense recognition downward as those forfeitures occur. Because the contractor grants have cliff vesting provisions, we will finalize recognition of the fair value of the stock issued as of the vesting date.  We will also conduct a provisional calculation at the end of each quarter preceding the final calculation, and adjust based on the stock fair value on those dates.

We will record $210,490 compensation expense (and offset to Additional Paid-in Capital) for the employee awards ratably over the employee vesting periods.  We will make an initial charge to expense for the contractor-related grants using the fair value on March 31, 2008, re-price the grants on June 30, 2008, and will finalize the contractor compensation expense as of the July 1, 2008 vesting date.

As of December 31, 2007, and as of now, we maintained and maintain no other equity compensation plan or arrangements.

Unregistered Sales of Securities

On October 1, 2007 we acquired Pixxures, Inc., a Delaware corporation, in a stock-for-stock transaction.  We purchased all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of our common stock having a negotiated value of $5,115,000, based on the average daily closing price of our common stock for the 20 trading days ending two days prior to the closing.  Subject to the terms of the agreement, additional shares would have become payable by us if the negotiated price of our common stock, for the 60 trading days following the date upon which the purchase payment shares were registered with the SEC, was less than the average closing price.  However, we no longer intend to register the shares with the SEC, since share recipients can now register on an accelerated basis under the SEC’s Rule 144. Instead, additional shares may become payable by us if the negotiated price of our common stock for the 60 trading days following the Trigger Date are less than the average closing price.  The Trigger Date is established by a majority of the Pixxures shareholders, but shall be no later than March 23, 2009, subject to certain conditions that may delay the Trigger Date by no more than 10 additional days. If the subsequent market price is less than the average closing price, additional shares will be issued, such that the total consideration received for the Pixxures capital stock in the transaction equals $5,115,000, calculated based on the subsequent market price.   This transaction is discussed further in Item 1. Description of Business—Company History, of this Report.

Item 6.  Management’s Discussion and Analysis

The following information includes certain forward-looking statements.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by us and considered us to be reasonable.  Our future operating results, however, are impossible to predict; the reader should infer no representation, guaranty or warranty from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, our identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require us to exercise judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, we express no opinion on the achievability of these forward-looking statements.  We can not assure that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this report.  The following discussion and analysis is qualified in its entirety by reference to such financial statements and related notes.

Overview

We operate in two segments.

First, our GIS segment obtains federal geographical and land information ownership data from the BLM and various states and counties and converts this information into databases which we sell to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land.  We offer this service both on compact disc and through an Internet site.  Nearly all sales are on an annual or quarterly subscription basis.  We also offer production mapping services to a number of clients.

Second, our consulting segment provides enterprise assurance and analysis services to various federal government agencies.  We use an internally-developed systems security analysis tool to improve the efficiency of our consultants, which allows us to bid more competitively for new work.

We have over 200 commercial and government customers.  Approximately 80% of our revenue is derived from government customers, which include the U.S. State Department, the Internal Revenue Service, the Department of Defense, various intelligence agencies, and the BLM.  Our commercial customers include most of the major domestic petroleum companies including: Anadarko Petroleum, BP America, ConocoPhillips, Devon Energy, EnCana, Shell, Williams Production, and Yates Petroleum.

Our principal executive offices are located at 8310 South Valley Highway, Suite 220, Englewood, Colorado 80112.   Our telephone number is 303-377-0033.  We operate from offices in Colorado, Maryland, New Mexico, and Virginia.  We also maintain an Internet site at www.xedarinc.com.  Our common stock trades in the NASDAQ over-the-counter bulletin board (OTCBB) under the ticker symbol “XDRC.OB.”

Opportunities, challenges and risks

Key opportunities include our:

•	Use of recent and prospective acquisitions to qualify for bidding on larger government contracts;
•	Use of additional employee skills gained from recent and prospective acquisitions to gain a higher review rating on more government contracts.
•	To take advantage of these opportunities, our Land Links, Premier and Pixxures subsidiaries are now jointly bidding on all GIS contract proposals,
•	Similarly, our FuGEN and Atlantic subsidiaries have jointly bid on several contracts, and routinely swap sales lead information.

Material challenges and risks include:

•
The acquisition of a number of acquirees sufficient to create a cash flow neutral or positive position, which we estimate will be at a total revenue level of approximately $30  million, depending on the cash flow of individual acquirees.

•	If we do not reach this revenue level by the end of April 2008, we will use all cash available to us under our existing line of credit, and will then need additional sources of funding.
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

•
An additional challenge and risk relates to the decline in our FuGEN subsidiary’s revenue due to decreases in contracts and customers.   Revenue from our FuGEN subsidiary declined in 2007 compared to 2006 by 1,135,000, or 34%.  This decline was due to our State Department contract being scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  We do not expect any significant changes in our other government consulting contracts in 2008.

•
Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.  In 2007, we generated 36% of our total revenue by sales to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the revenue generated by our consulting segment.

•
In 2007, we obtained approximately 12% of our revenue from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $14,000.

•
The federal government has substantially reduced its spending in order to channel funding into various war efforts, resulting in funding reductions on several system security projects.  The federal government has repeatedly shifted funding out of its established programs to fund its various war efforts.  These funding reductions have repeatedly reduced the budgets of several system security projects in which our staff was involved.  If the war effort continues, we can expect to see reduced staffing levels on many federal projects in which we are involved, as well as the risk of outright program cancellation.  Continued funding reductions may reduce or eliminate the revenue generated by our FuGEN and Atlantic subsidiaries, which derive much of their business from the federal government.

•	We expect to continue amortizing intangible assets associated with existing acquisitions for the next five to eight years.

Known Trends, Events, Demands, Commitments and Uncertainties

Our business plan is contingent upon the completion of several acquisitions during 2008 in order to achieve a cash flow neutral or positive situation.  Our ability to attract cash-flow positive acquisitions is dependent upon being listed on a national stock exchange, because this allows us to pay acquiree shareholders with stock, which they can sell.  Accordingly, we have applied for listing on the American Stock Exchange (AmEx).  The AmEx is currently reviewing our application.

Within our GIS segment, the number of database subscriptions sold each year is now holding steady.  It is uncertain if this trend will continue, because it depends on the availability of new databases to sell to our customers, their price sensitivity in buying additional databases or renewing current ones, and the presence of competing databases from competitors.  Trends are highly variable within our IT security segment, where sales levels can change dramatically, based on the supply of federal funding for security projects in which we are involved.  For example, the funded staff level for our State Department project has varied between three and 25 employees over the past four years.  Thus, we find that the level of uncertainty is significantly greater in our IT security segment than in our GIS segment.

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06
General
Total headcount	104	65	64	68	40

FuGEN
Total backlog (000s) (1)	$560	$875	$1,318	$1,631	$2,136
Sales per person, annualized (000s)	$155	$151	$148	$146	$139
% Consulting hours billed	77%	85%	77%	77%	73%

Atlantic
% Consulting hours billed (2)	73%	91%	83%	N/A	N/A

Premier/Land Links
Backlog (000s)	$645	$1,007	$422	$399	$360
Sales per person, annualized (000s)	$98	$101	$105	$102	$134
Annual subscriptions (000s)	$1,364	$1,390	$1,472	$1,384	$1,344
Subscription loss rate (3)	8%	5%	5%	6%	6%

Pixxures
Headcount	38	N/A	N/A	N/A	N/A

(1)
The FuGEN backlog decreased because we have gradually drawn down a multi-year funding commitment on the State Department project, while replacing it with a larger number of short-term funding commitments, generally of about three months duration, for other contracts.

(2)	The Atlantic consulting hours billed dropped because employees took vacation time during December.
(3)	Our subscription loss rate increased to 8% in December 2007, because we wrote off a delayed subscription payment by an oil & gas customer. That customer subsequently paid for the subscription.

We particularly focus on backlog, percentage utilization, total annual subscriptions, and the subscription loss rate.

We are currently developing key performance indicators for Pixxures.

Acquisitions

In December 2006 Premier entered into a reverse acquisition of us.  In March 2007, we acquired Atlantic and in October 2007, we acquired Pixxures.  These acquisitions are part of an ongoing strategy to build a significant proportion of our revenue, profit, and cash flow by acquiring companies that will fit into our existing geospatial and consulting segments.  See Notes 2 through 6 to our financial statements in this report for further detail about these acquisitions.  We have engaged in acquisition discussions with multiple companies, and periodically conduct due diligence reviews of candidate acquirees, using both financial and operational criteria.  We have also discussed purchase terms with a number of companies that passed our due diligence reviews.  However, we can rarely determine which candidate acquirees will accept our purchase offers, as well as the dates on which such transactions are likely to close.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectability is reasonably assured. We base our revenue recognition policies on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Statement of Position (SOP) 97-2, Software Revenue Recognition.

Revenues from Proportional Performance Contracts

Our sales revenue related to fixed price GIS production contracts are specific to services performed for government agencies and commercial customers.  Our services typically involve using its airplane and technology to map geographic areas.  We develop and edit those geographic images to provide to our customers.  We receive signed contracts with fixed fees for all sales revenues.  The contracts span a period from several months to several years and can include various geographical areas within one contract.  We  recognize revenue under the proportional performance model as the customer is receiving value as services are performed, and there is no final act that is of significance to the service as a whole.

Based upon the proportional contract model, the following factors were considered in determining our revenue recognition: (a) The services we perform under the fixed price contract are cumulative in nature and therefore, if our contract was to be terminated at an interim point, the customer would not be required to “start over.”  Our contracts state that any digital images are the property of the customer if the contract is terminated at any time and that the customer will pay us in full for all costs incurred up to that time.  (b) Payment for our services are billed as time is incurred and we collect based upon this periodic billing.  As our customers are paying invoices as they are billed, we believe that the customer must perceive value or payment would not be made. (c) Our services under contracts are cumulative in that we capture the digital images and then edit them. Therefore, there is no “final act” that is significantly different in nature from the general services performed.  The unedited images hold significant value to the customer. (d) Our contracts generally discuss the nature of services to be performed as a process, not a deliverable product. (e) There is no uncertainty as to whether we can complete all of the acts in the contract.  Revenue from fixed price GIS production contracts was approximately $1.5 million for the year ended December 31, 2007.  There was no such revenue in 2006.

Subscription Revenues

We derive a portion of our revenue from the sale of subscriptions to our oil and gas database.  Additionally, revenues are earned from our sale of subscriptions, which allow customers to view and download various ortho images contained in our on-line database.  Subscriptions are generally available for a specific period of time or number of accesses by a customer.  Revenues from the sale of such subscription services are deferred at the time of sale and are recognized ratably as delivered over the subscription period.  Revenues from the sale of subscriptions were nearly all related to subscriptions to our oil and gas database and were approximately $1.4 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.  We recorded $639,000 of deferred revenue related to subscription revenues at December 31, 2007.

Revenues for Time and Material Contracts
We provide consulting and GIS production services primarily on a time and materials basis.  We recognize revenue related to services performed under time and materials contracts in the period performed, at standard billing rates.  Revenue from time and materials contracts was approximately $6.8 million and $4.4 million for the years ended December 31, 2007 and 2006, respectively.

Fixed Price Consulting Contracts

We recognized revenue associated with fixed price contracts upon completion of each specified performance obligation under the terms of the contract.  If the contract includes acceptance contingencies, we recognize revenue in the period in which we receive documentation of acceptance from the customer.  We do not sell bundled products.  We sell software and databases, and each package has a maintenance contract associated with it.  Therefore, there are no bundled services, other than the maintenance aspect related to the software and database.  We also sell maintenance separately on existing software and database contracts.  Accordingly, there are no bundled services that would have to be accounted for under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  Under SOP 97-2, because we sell maintenance on a separate basis, not just with the sale of software and databases, we break out the maintenance aspect of the sale and recognize that revenue separately and ratably over the maintenance period.  Unbilled revenues of $182,000 at December 31, 2007 relate to any contract where revenue has been recognized, but the customer has not yet been invoiced.

Share-Based Payment
During 2006 we adopted the provisions of SFAS 123R, Accounting for Share-based Payment.  Under the fair value recognition provisions of this statement, we measure stock-based compensation cost at the grant date based on the fair value of the award.  We recognize the cost as expense on a straight-line basis over the requisite service period, which is the vesting period.  We elected the modified-prospective method, under which we did not revise prior periods for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.  We recognize estimated compensation for grants that were outstanding as of the effective date over the remaining service periods using the compensation cost estimated for the SFAS 123R pro forma disclosures.  We have determined compensation expense for warrants granted to non-employees in accordance with SFAS No. 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The adoption of SFAS 123R resulted in the recognition of $30,883 of compensation cost during 2006. The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $13,729 as of December 31, 2006, all of which we expended during 2007.  See Note 18 for further information regarding share-based compensation assumptions and expense.

Identifiable Intangible Assets and Goodwill
We account for our business acquisitions using the purchase method of accounting. It allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired.  In determining the estimated fair value of certain acquired assets and liabilities, we make assumptions based upon many different factors, such as historical and other relevant information and analysis performed by independent parties.  Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, and actual results.  We amortize identifiable intangible assets with finite lives on a straight-line basis over their respective lives.

Goodwill is the result of our acquisition of Atlantic and Pixxures in 2007 and our acquisition of FuGEN, Inc. in 2002.

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized.  Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value.  One part of this assessment is to review the prospects for continuation of existing customer contracts, as well as our likelihood of obtaining projected new business.  We expense impairments when incurred. We completed annual impairment tests of goodwill and other intangible assets and found no impairment for 2007 or 2006.

Recent Accounting Pronouncements

SFAS No. 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and a establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. We believe that SFAS 141(R) is applicable to us, but cannot yet reasonably estimate the impact of the statement.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. We believe SFAS 160 will be applicable to us in that minority interest will be listed separately in shareholders’ equity, but we cannot yet reasonably estimate the other impacts to our consolidated financial statements.

Liquidity and Capital Resources

Lines of Credit: Loans
On June 8, 2007, we signed a business loan agreement, effective June 7, 2007, with KeyBank National Association (“KeyBank”), pursuant to which we obtained a $500,000 revolving line of credit.  The line of credit is evidenced by a loan agreement and promissory note bearing interest a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 8.25%.  On September 28, 2007, we increased the line of credit to $1,000,000.  The increased Line of Credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of Lender, with an initial interest rate equal to 7.5%.  On December 10, 2007, we increased the line of credit a second time to $1,500,000.  This additional line of credit is evidenced by a promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 7.5%.

As security for the line of credit, we executed commercial security agreements in favor of KeyBank.  Hugh H. Williamson, III, our President and CEO, has entered into a commercial guaranty, personally guarantying full and punctual payment of all of our obligations arising under the line of credit.  At December 31, 2007, the principal outstanding on the loan was $1,321,000.

There was no material relationship between us and KeyBank prior to entering into the line of credit.

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III. We used $478,000 of the loan to pay down our line of credit with KeyBank. We are using the remainder of the loan for working capital. The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  The audit committee of our board of directors, whose members are independent, reviewed the terms of the proposed loan prior to its consummation and determined that it is fair to us, and as such does not constitute a conflict of interest. The loan documents are exhibits to this Annual Report. The above description of the loan is qualified in its entirety by the full text of the exhibits.

Investment in Joint Venture: Loan guarantee
In April, 2007, prior to our acquisition of Pixxures, Pixxures and an unrelated entity formed a joint venture, LandPixx, LLC (“LandPixx”), for the purpose of acquiring, operating, and leasing a digital sensor and aircraft.  Each of the two parties contributed cash of $133,743, and LandPixx became a 50% owned subsidiary of Pixxures.  LandPixx entered into a term loan agreement with Silicon Valley Bank (“Silicon Valley”) for up to $1,400,000 to acquire a digital sensor.  On September 28, 2007, we entered into an Unconditional Guaranty with Silicon Valley of the above loan for a maximum of $1,400,000, plus interest and expenses.  We guaranteed full payment and performance of all obligations of LandPixx pursuant to the original loan agreement dated April 23, 2007.  The December 31, 2007, balance of the Silicon Valley loan was $1,122,139, of which $396,049 was a current liability and $726,090 was long term.

On July 13, 2007, LandPixx entered into a term loan with Biltmore Bank of Arizona (“Biltmore”) for $452,355, which was the funding for the acquisition by LandPixx of a Cessna 402C.  The three companies are all co-borrowers.  The loan matures on July 13, 2012.  Beginning in August 2007, the loan requires monthly payments of $8,044 with one final payment of $100,259 on July 13, 2012.  The December 31, 2007, balance of the Biltmore loan was $426,374, of which $62,540 was a current liability and $363,834 was long term.

On March 3, 2008, LandPixx borrowed $1,352,612 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off the above Silicon Valley and Biltmore loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.

Also on March 3, 2008, LandPixx borrowed $183,777 from Bank of the West, Evergreen, CO, which it used to pay off the remainder of the loans from Silicon Valley and Biltmore.  The BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.

We had cash and cash equivalents of $432,000 at December 31, 2007.  Our total current assets at December 31, 2007, were $3,793,000.

Our total current liabilities were $4,183,000 at December 31, 2007, which primarily included $601,000 of unrecognized subscription revenue, the bank notes payable of $459,000, outstanding lines of credit of $1,321,000, accounts payable of $1,126,000, $51,000 current obligations under a capital lease and other accrued liabilities of $625,000.  We had $1,094,000 of long term notes payable (LandPixx and Pixxures) at December 31, 2007.
Net Cash from Continuing Operations – Operating Activity
During the year ended December 31, 2007, we used $1,879,000 of cash in operating activity.  We incurred a $4,367,000 net loss, offset by non-cash items of $1,155,000 of stock issued for services, $244,000 of depreciation and amortization expense and $1,291,000 of amortization of intangibles.  We also used $211,000 of cash in changes in current assets and liabilities.  During 2006, our operating activity used $40,000 of cash.  We incurred a $610,000 net loss, offset by $292,000 of depreciation and amortization and a $232,000 change in current assets and liabilities.

Net Cash from Continuing Operations – Investing Activity
In 2007, we received $256,000 from investments and in 2006 invested $55,000 of cash.  In 2007, we received $48,000 and $476,000 of cash as a part of the Atlantic and Pixxures acquisitions, respectively.  In addition, we consolidated $151,000 of cash as a result of our consolidation of LandPixx.  We invested $419,000 to acquire property and equipment, mainly due to $209,000 of computer hardware and software for our GIS segment and $54,000 of computer equipment and software for our corporate office.  The 2006 investment was primarily in computer hardware and software for our GIS segment.

Net Cash from Continuing Operations – Financing Activity
In 2007 we received $700,000 from financing activity.  We borrowed $1,321,000 on the line of credit.   We used $400,000 as partial consideration for the purchase of the Xedar shell corporation.  We made $104,000 of loan repayments to related parties, and $117,000 of payments on the Pixxures long term lease..

In 2006 we received $1,253,000 from financing activity.  In 2006, prior to our merger with Premier, Premier obtained $82,000 of short-term financing from our then GIS segment president, Richard V. Souders, and paid it back, including $752 of interest.  Also, see the above discussion of Battersea Capital and Underwood Family Partners.  During 2006 we paid down $78,000 of debt (all of which was principal) to Jack Baum and Sagebrook Technology Partners.

Evaluation of amount and certainty of cash flow

Our cash flow from operations has been negative for the last two years. We have budgeted for positive cash flow from operations by July 2008, which represents a revenue level of approximately $25 million. We expect to use all cash available to us under our existing line of credit, and will then need additional sources of funding. We are working to obtain additional sources of outside funding. Mr. Hugh H. Williamson III, our Chairman and CEO, provided $1 million of additional funding in March 2008. We believe we can obtain the necessary funding to support our 2008 budget requirements.

Management believes that  its current operational plans are sufficient to fund the future operations of the Company through the end of 2008.

$1.4 million of our cash flow originates from database subscriptions that we bill primarily to large oil and gas exploration and production companies.  We consider this cash flow to be very reliable, given that 93% of all subscriptions are renewed each year.  Nearly all of our remaining cash flow is from the federal government or large prime contractors through whom we do business with the federal government.  The cash inflow associated with the federal government is generally paid within 30 to 60 days of the original invoice dates, with immaterial amounts of bad debts.  The primary uncertainty surrounding governmental cash flow is that projects are not renewed for additional option years, usually due to funding shortfalls within the federal government.
Results of Operations

Revenue
Revenue increased from $5,733,000 in 2006 to $11,142,000 in 2007, which was an increase of $5,409,000, or 94%.  This increase was due to revenue produced by new subsidiaries acquired in 2007 – Land Links, Atlantic, and Pixxures.  Together these three produced $6,668,000 of total 2007 revenue, compared to $0 in 2006.  Revenue from our FuGEN and Premier subsidiaries declined in 2007 compared to 2006 by $1,207,000 as a result of reduced funding on government contracts and continuous consolidation among commercial oil and gas customers.

Our Geographic Information Systems (GIS) segment revenue increased from $2,434,000 in 2006 to $4,466,000 in 2007, an increase of 84%.  This increase was primarily due to revenue produced by our Land Links subsidiary, acquired in January 2007, and our Pixxures subsidiary, acquired in October 2007.  They produced 5% and 15% of total 2007 revenue, respectively.  On the other hand, revenue of Premier decreased by $124,000, or 5%, in 2007 compared to 2006.  This decrease was largely due to continuing consolidation among commercial oil and gas customers.

Our consulting segment experienced a revenue increase from $3,299,000 in 2006 to $6,676,000 in 2007, which was an increase of 102%.  This increase was primarily due to revenue produced by our Atlantic subsidiary acquired in March 2007.  It produced 40% of total 2007 revenue.  On the other hand, revenue from our FuGEN subsidiary decreased by $1,135,000, or 34%, in 2007 compared to 2006.  This decrease was due to our State Department contract being scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  We do not expect any significant changes in our other government consulting contracts in 2008.

We consolidated our Justice Information Systems (JIS) segment into our consulting segment as of the end of 2006, and subsequently sold it in February 2007.  In 2006 this segment generated $322,000 of revenue.  Revenue from this segment for 2007 was negligible.

Our Customer Relationship Management (CRM) segment generated $182,000 of revenue in 2006.  The number of customers to whom the segment provided maintenance support was declining, so we sold the segment in November 2006.

Cost of Sales
Cost of sales increased from 2006 to 2007 by $4,934,000, or 178%.  This increase is explained below.

The margin of our consulting segment increased to $789,000 from $770,000 for 2007 and 2006.  Percentage margin of our consulting segment declined to 12% in 2007 from 23% in 2006.  This was a result of a 2% increase in the share of consulting services revenues that require higher compensation expense and therefore produce lower gross profit.  Cost of sales for the consulting segment increased by $3,358,000, of which $4,023,000 was compensation costs of our Atlantic subsidiary, which were zero in 2006.  Cost of sales of our FuGEN subsidiary decreased in 2007 compared to 2006 by $666,000, or 26%, which was in line with revenue reduction in this segment caused by a reduced number of consulting contracts with the State Department.

The margin of our GIS segment increased to $2,640,000 in 2007 from $2,184,000 in 2006.  This increase was largely due to revenue produced by our Land Links and Pixxures divisions that were acquired in January and October 2007, respectively.  Land Links produced 5% and Pixxures produced 15% of total gross profit in 2007.  The percentage margin of our GIS segment decreased to 59% in 2007 from 89% in 2006.  This decrease was due to the lower margin on GIS production contracts compared to subscription services.  We expect our margins to continue to decrease as Pixxures’ results will be included for a full twelve months in 2008 instead of only three months in 2007.  Cost of sales for the GIS segment increased by $1,576,000, of which $1,555,000 was compensation expense of the Land Links and Pixxures divisions, which were zero in 2006.

We consolidated our JIS segment into our consulting segment as of the end of 2006, and subsequently sold it in February 2007.  In 2007 the JIS segment had net income of $75,000 resulted from the sale of its assets.  In 2006 the margin of our JIS segment was $(261,000).

We sold our CRM segment in November 2006.  The 2006 margin of the CRM segment was $(87,000).

Selling and Administrative Expense
Our selling and administrative expense was $7,910,000 and $3,178,000 for 2007 and 2006, respectively.  This $4,731,000 increase was partially caused by $1,080,000 in non-cash expense related to the issuance of our stock to three investor relations firms in exchange for their marketing services.  In January 2007, we engaged the services of three investor relations firms (Capital Group Communications, Inc., Livestrong Venture Capital, Inc., and C.C.R.I. Corporation) in exchange for 1,200,000 shares of our common stock.  These firms were retained to disseminate information about us to shareholders, brokers, dealers, analysts, and other investment professionals.  In addition, C.C.R.I. Corporation has agreed to prepare corporate research reports for distribution to brokers and investors, and to give presentations to broker and investor groups.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter of 2007.

We also began amortization of intangible assets acquired through the acquisition of Land Links, Atlantic and Pixxures.  We incurred $1,291,000 of amortization expense in 2007, with none in 2006.

Our Atlantic, Land Links and Pixxures subsidiaries incurred $391,000, $82,000 and $165,000 of selling and administrative expense in the 2007 period, with none in the 2006 period, because they were acquired in 2007.  Together these new subsidiaries’ incurred 9% of total selling and administrative expense in 2007.  These expenses included benefits, insurance, marketing, consulting, rent, supplies, and similar expense.

We maintained selling and administrative personnel at the same levels as prior to acquisitions. Sales and administrative compensation increased by only 8% in 2007 compared to 2006.

During 2007 we also incurred $991,000 of expense associated with our acquisition activity and cost of being a public company.  This included $437,000 of auditing and outside accounting fees, $236,000 of legal expenses, $35,000 in SEC filing fees, $124,000 in Board fees, and $37,000 for acquisition valuation services.  Director and officer insurance was $36,000.

In February 2007, we granted 60,000 shares to non-employee directors, to be vested over three years.  Based on the market price of our stock on the grant date, the total share valuation is $147,000.  We are charging this amount to expense over the 36 month vesting period.  We recorded $49,000 of the expense during 2007.

In December 2007 we issued 100 shares to each employee for which we recorded $26,000 of corporate compensation expense.

We expect our operating expense to increase further in the future as we execute our business plan.

Interest expense was $42,000 and $66,000 in 2007 and 2006, respectively.  This expense consisted of interest accrued on notes payable to related parties and line of credit with KeyBank.

Net loss
In the year ended December 31, 2007, we incurred a net loss of $4,367,000, compared to a net loss of $610,000 in 2006, an increase of $3,757,000, or 616%.  Our revenue increased in 2007 from 2006 by $5,409,000, or 94%.  The main reasons our revenue grew but our net loss increased were:

•	Intangibles amortization of $1,291,000 ($0 in 2006);
•	Investor relations expense of $1,080,000 ($0 in 2006);
•	An increase in legal, accounting and other professional services related to legal filings, stock registration and acquisitions of $1,054,000;
•	An increase in our gross profit of $475,000, due to increased volume of activity from acquisitions offset by lower margin sales.
•	An increase of other selling and administrative expenses of $946,000, primarily due to rent expense.

Other factors increasing the net loss were an increase in administrative payroll by $187,000, or 8%. This increase was offset by a decrease in interest expense of $39,000, or 70%, and the sale in February 2007 of the Justice Information Systems division that incurred a $261,000 loss in 2007 compared to a gain of $75,000 on the sale of its assets in 2007.  We discuss these changes in more detail above.

Future Plans

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Xedar Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Xedar Corporation (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 27, 2008
Denver, Colorado

Xedar Corporation
Consolidated Balance Sheet

December 31,
2007
Assets
Current Assets
Cash and cash equivalents	$432,225
Trade accounts receivable, net of allowance for doubtful accounts of $10,473	2,749,693
Unbilled revenues	182,024
Related party receivable	272,125
Other current assets	165,302
Total Current Assets	3,801,369
Property and equipment, net	1,925,526
Intangible assets, net	10,727,598
Goodwill	7,953,942
Total Assets	$24,408,435

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,125,768
Deferred revenue	639,411
Accrued compensation	240,467
Accrued liabilities and other	397,370
Line of credit	1,321,000
Current portion of notes payable	458,589
Total Current Liabilities	4,182,605
Long-Term Liabilities
Notes payable - less current portion	1,094,409
Total Liabilities	5,277,014
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 26,186,646 shares issued and outstanding	25,263,506
Unearned Compensation	(98,000)
Stockholder note receivable	(202,026)
Accumulated deficit	(5,832,059)
Total Stockholders' Equity	19,131,421
Total Liabilities and Stockholders' Equity	$24,408,435

See Financial Statement Notes

Xedar Corporation
Consolidated Statement of Operations

	Year Ended
	December 31
	2007	2006
Sales	$11,142,193	$5,733,229
Cost of sales (principally consulting compensation)	7,712,831	2,779,086
Gross profit	3,429,362	2,954,143

Selling and Administrative Expense
Compensation and payroll taxes	2,526,350	2,339,204
Amortization of intangibles	1,291,429	-
Investor relations expense	1,252,750	-
Legal, accounting and outside services	1,174,815	121,095
Other expense	1,664,259	718,139
Total Selling and Administrative Expense	7,909,603	3,178,438

Net Operating Loss	(4,480,241)	(224,295)
Other Expense
Interest expense	(16,448)	(54,982)

Loss from continuing operations before income tax and minority interest	(4,496,689)	(279,277)
Income tax benefit (expense)	(17,010)	16,621

Minority interest in net loss of consolidated subsidiary	72,227	-

Loss from continuing operations	(4,441,472)	(262,656)

Discontinued operations, net of income tax effect:
Loss from discontinued Customer Relationship
Management segment	-	(86,574)
Income (Loss) from discontinued Justice Information
Systems segment	74,662	(260,735)

Net Loss	$(4,366,810)	$(609,965)

Net Loss per Share - Basic:
Loss per share Continuing Operations	$(0.19)	$(0.02)
Income (Loss) per share Discontinued Operations	$0.00	$(0.03)
Net loss per share	$(0.19)	$(0.04)

Net Loss per Share - Diluted:
Loss per share Continuing Operations	$(0.19)	$(0.02)
Income (Loss) per share Discontinued Operations	$0.00	$(0.03)
Net loss per share	$(0.19)	$(0.04)

Shares Used in Computing Net Loss per Share:
Basic	23,357,153	13,804,696
Diluted	23,357,153	13,804,696

See Financial Statement Notes

Xedar Corporation
Consolidated Statement of Changes in Stockholders' Equity
Years Ended December 31, 2007 and December 31, 2006

	Series A Convertible Preferred Stock		Common Stock		Stockholder Note	Unearned	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Compensation	Capital	Deficit	Total

Balance January 1, 2006	3,162,941	$3,163	12,068,813	$12,069	$-	$-	$2,155,694	$(855,284)	$1,315,642

Sales of common stock	-	-	1,700,788	1,701	-	-	1,328,299	-	1,330,000
Issuance of common stock with stock option exercise	-	-	6,667	7	-	-	1,619	-	1,626
Effect of issuance of common stock and recapitalization in reverse acquisition transaction	(3,162,941)	(3,163)	3,479,575	3,488,775	-	-	(3,485,612)	-	-
Issuance of 409,090 shares with conversion of convertible debt	-	-	409,090	409,090	-	-	-		409,090
Distribution to controlling shareholders in reverse acquisition	-	-	(463)	(400,000)	-	-	-	-	(400,000)
Stock options and warrants exercised and exchanged	-	-	366,048	30,883	-	-	-	-	30,883
Net Loss	-	-	-	-	-	-	-	(609,965)	(609,965)

Balance - December 31, 2006	-	-	18,030,518	3,542,525	-	-	-	(1,465,249)	2,077,276

Issuance of 6,475,584 shares to buy Land Links Company, Atlantic Systems, Inc., and Pixxures, Inc.	-	-	6,475,584	19,849,007	(195,480)	-	-	-	19,653,527
Issuance of 1,260,000 shares for professional services, director fees, and to employees	-	-	1,270,300	1,252,750	-	-	-	-	1,252,750
Recognition of stock option expense for exchange of options	-	-	-	13,729	-	-	-	-	13,729
Unamortized balance of share- based compensation	-	-	-	-	-	(98,000)	-	-	(98,000)
Conversion of Baum/Sagebrook debt to stock	-	-	279,669	279,669	-	-	-	-	279,669
Settlement of Pixxures acquisition liability	-	-	130,575	325,826	-	-	-	-	325,826
Interest accrued on shareholder note receivable	-	-	-	-	(6,546)	-	-	-	(6,546)
Net Loss	-	-	-	-	-	-	-	(4,366,810)	(4,366,810)

Balance - December 31, 2007	-	-	26,186,646	$25,263,506	$(202,026)	$(98,000)	$-	$(5,832,059)	$19,131,421

See Financial Statement Notes

Xedar Corporation
Consolidated Cash Flow Statement

	Year Ended
	December 31,
	2007	2006
Cash flow From Operating Activity:
Net Loss	$(4,366,810)	$(609,965)
Adjustments to reconcile net loss to net cash provided by operating activity
Issuance of 1,200,000 shares for professional services	1,080,000
Issuance of 10,300 Shares (100 to each employee)	25,750
Stock-based compensation for director fees	49,000
Stock option expense for exchange of options	13,729	32,509
Depreciation and amortization	243,707	292,028
Amortization of intangibles	1,291,429
Loss on disposition of property and equipment	2,338	13,504
Accrued interest on note receivable from stockholder	(6,546)	-
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	(198,000)	278,226
Receivable from a related party	(280,942)
Unearned revenue	(63,067)
Other current assets	143,394	(22,456)
Increase (decrease) in:
Accounts payable	320,714	16,880
Accrued liabilities and other	32,284	(53,217)
Deferred revenue	(164,657)	12,446
Net Cash (Used) by Operating Activity	(1,877,677)	(40,045)
Cash Flow from Investing Activity
Acquisition of property and equipment	(418,912)	(54,795)
Acquired cash from Atlantic and Pixxures	523,592	-
Cash from consolidation of LandPixx	150,932	-
Net Cash Provided (Used) by Investing Activity	255,612	(54,795)
Cash Flow from Financing Activity
Proceeds from short-term notes payable	1,321,000	82,000
Payments on short-term notes payable	(400,000)	(159,500)
Payments on long-term notes payable	(221,362)	-
Proceeds from sale of common stock	-	1,330,000
Net Cash Provided by Financing Activity	699,638	1,252,500
Net (Decrease) Increase in Cash	(922,427)	1,157,660
Cash and Cash Equivalents - Beginning of year	1,354,652	196,992
Cash and Cash Equivalents - End of year	$432,225	$1,354,652
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Issuance of 360,000 shares to buy Land Links	360,000	-
Issuance of 3,000,000 shares to buy Atlantic Systems, Inc.	13,359,451	-
Issuance of 1,734,782 shares to buy Pixxures, Inc.	6,129,556	-
Conversion of debt to stock	279,669	409,090
Bonus to Pixxures' officers	325,826	-
Stock issued for exercise of stock options	-	5,214

Interest payments	15,771	752

See Financial Statement Notes

Xedar Corporation
Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Business

Premier Data Services, Inc. (“Premier”) began operation in 1994 as a Colorado partnership.  On January 19, 2001, Premier reorganized as a Delaware corporation.  In December 2006, it acquired Xedar Corporation, a Colorado corporation, in a reverse merger ("Xedar, we or us").  We have accounted for the transaction as a reverse acquisition of Xedar by Premier.   Premier is deemed to be the purchaser and surviving company for accounting purposes.  Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of Premier have been presented for the comparative prior period.  The historical cost of the net assets of Xedar that were acquired was $0.  We do not present pro forma information as the financial statements of Xedar are insignificant.

We operate in two segments.  The geographical information systems (GIS) segment obtains federal land ownership data from the BLM and converts this into a database that is sold to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land.  We offer this service both on compact disc and through an Internet site.  Nearly all sales are on an annual or quarterly subscription basis.  We also offer production mapping services to a number of clients.

The consulting segment provides contract computer programming and security analysis services to various governmental agencies.  These services involve the analysis, design, and implementation of computer systems for federal and local governmental units.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xedar and its wholly owned subsidiaries, FuGEN, Inc.(“FuGEN”), Land Links Company Ltd. (“Land Links”), Pixxures, Inc. (“Pixxures”), Atlantic Systems Corporation (“Atlantic”), and Premier.  Pixxures owns a 50% interest in LandPixx, LLC (“LandPixx”), a joint venture with an unrelated party.  The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP).  All material inter-company accounts and transaction balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.  As of the balance sheet dates, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits.

Concentrations of Credit Risk

We grant credit in the normal course of business, primarily consisting of accounts receivable and subscriptions receivable.  We periodically perform credit analyses and monitor the financial condition of our major customers to reduce credit risk.

Xedar Corporation
Notes to Consolidated Financial Statements

We received 36% of our 2007 sales from two customers who each comprised more than 10% of our sales, totaling $2,767,000 and $1,245,000, respectively.  One customer comprised 25% of our accounts receivable at December 31, 2007.  We received 37% of our 2006 sales from two customers who each comprised more than 10% of our sales, totaling $1,528,000 and $796,000, respectively.  The revenue from all of these customers was in the consulting segment.

Trade Accounts Receivable

At the time accounts receivable originate, we consider an allowance for doubtful accounts.  We continually review the provision for uncollectible amounts; we adjust it to maintain the allowance at a level considered adequate to cover future losses.  The allowance is our best estimate of uncollectible amounts; we determine it based on historical performance which we track on an ongoing basis.  The losses we ultimately incur may differ materially in the near term from the amounts estimated in determining the allowance.

Property and Equipment

We state property and equipment at cost.  For all property and equipment except our airplane engines, we calculate depreciation utilizing the straight-line method over the estimated useful lives for owned assets or to the estimated salvage value, where appropriate, or over the related lease terms for leasehold improvements. Useful lives range from 2 to 10 years. We calculate depreciation for our airplane engines based on the number of hours flown.

Identifiable Intangible Assets and Goodwill

We account for our business acquisitions using the purchase method of accounting, which allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values.  As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired.  We amortize identifiable intangible assets with finite lives on a straight-line basis over their respective lives.

Goodwill is the result of our acquisition of Atlantic and Pixxures in 2007 and our acquisition of FuGEN in 2002.

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value.  Parts of this assessment include review of the prospects for continuation of existing customer contracts, and the likelihood of obtaining projected new business. We expense impairments when incurred.  We completed annual impairment tests of goodwill and other intangible assets and found no impairment for 2007 or 2006.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  We look primarily to undiscounted future cash flow in our assessment of whether or not long-lived assets have been impaired.

Xedar Corporation
Notes to Consolidated Financial Statements

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectability is reasonably assured. We base our revenue recognition policies on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Statement of Position (SOP) 97-2, Software Revenue Recognition.

Revenue from Proportional Performance Contracts

Our sales revenue related to fixed price GIS production contracts are specific to services performed for government agencies and commercial customers.  Our services typically involve using its airplane and technology to map geographic areas.  We develop and edit those geographic images to provide to our customers.  We receive signed contracts with fixed fees for all sales revenues.  The contracts span a period from several months to several years and can include various geographical areas within one contract.  We believe it is appropriate to recognize revenue under the proportional performance model as the customer is receiving value as services are performed, and there is no final act that is of significance to the service as a whole.

Based upon the proportional contract model, the following factors were considered in determining our revenue recognition: (a) The services we perform under the fixed price contract are cumulative in nature and therefore, if our contract was to be terminated at an interim point, the customer would not be required to “start over.”  Our contracts state that any digital images are the property of the customer if the contract is terminated at any time and that the customer will pay us in full for all costs incurred up to that time.  (b) Payment for our services are billed as time is incurred and we collect based upon this periodic billing.  As our customers are paying invoices as they are billed, we believe that the customer must perceive value or payment would not be made. (c) Our services under contracts are cumulative in that we capture the digital images and then edit them. Therefore, there is no “final act” that is significantly different in nature from the general services performed.  The unedited images hold significant value to the customer. (d) Our contracts generally discuss the nature of services to be performed as a process, not a deliverable product. (e) There is no uncertainty as to whether we can complete all of the acts in the contract.  Revenue from fixed price GIS production contracts was approximately $1.5 million for the year ended December 31, 2007.  There was no such revenue in 2006.

Subscription Revenues

We derive a portion of our revenue from the sale of subscriptions to our oil and gas database.  Additionally, revenues are earned from our sale of subscriptions, which allow customers to view and download various ortho images contained in our on-line database.  Subscriptions are generally available for a specific period of time or number of accesses by a customer.  Revenues from the sale of such subscription services are deferred at the time of sale and are recognized ratably as delivered over the subscription period.  Revenues from the sale of subscriptions were nearly all related to subscriptions to our oil and gas database and were approximately $1.4 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.  We recorded $639,000 of deferred revenue related to subscription revenues at December 31, 2007.

Xedar Corporation
Notes to Consolidated Financial Statements

Revenues for Time and Material Contracts

We provide consulting and GIS production services primarily on a time and materials basis.    We recognize revenue related to services performed under time and materials contracts in the period performed, at standard billing rates.Revenue from time and materials contracts was approximately $6.8 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively.

Fixed Price Consulting Contracts

We do not sell bundled products.  We sell software and databases, and each package has a maintenance contract associated with it.  Therefore, there are no bundled services, other than the maintenance aspect related to the software and database.  We also sell maintenance separately on existing software and database contracts.  Accordingly, there are no bundled services that would have to be accounted for under Emerging Issues Task Force  Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).  Under SOP 97-2, because we sell maintenance on a separate basis, not just with the sale of software and databases, we break out the maintenance aspect of the sale and recognize that revenue separately and ratably over the maintenance period.  Unbilled revenues of $182,000 at December 31, 2007 relate to any contract where revenue has been recognized, but the customer has not yet been invoiced.

Advertising

We expense advertising cost as we incur it.  We incurred $11,000 advertising expense in 2007 and none in 2006.

Income Taxes

We account for income tax in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).  Under FAS 109 provisions, a deferred tax liability or asset (net of a valuation allowance) is recorded by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Loss per Share

Because we incurred losses for each of the periods reported we did not include outstanding options and warrants in the calculation of diluted weighted average shares outstanding, because the effect of such securities would have been anti-dilutive. We excluded 239,006 and 1,771,930 common equivalent shares from the computation of diluted earnings per share for 2007 and 2006, respectively, because their effect is anti-dilutive.  The 2006 income (loss) per share is shown pro forma, as though the reverse acquisition took place on January 1, 2006.

Xedar Corporation
Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.

Share-Based Payment

During 2006 we adopted the provisions of SFAS 123R, Share-based Payment.  Under the fair value recognition provisions of this statement, we measure stock-based compensation cost at the grant date based on the fair value of the award.  We recognize the cost as expense on a straight-line basis over the requisite service period, which is the vesting period.  We elected the modified-prospective method, under which we did not revise prior periods for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.  We recognize estimated compensation for grants that were outstanding as of the effective date over the remaining service periods using the compensation cost estimated for the SFAS 123R pro forma disclosures.  We have determined compensation expense for warrants granted to non-employees in accordance with SFAS No. 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The adoption of SFAS 123R resulted in the recognition of $30,883 of compensation cost during 2006. The amount of unrecognized compensation cost relating to options issued but not yet vested amounted to $13,729 as of December 31, 2006, all of which we expended during 2007.  See Note 8 for further information regarding stock-based compensation assumptions and expense.

Reclassifications

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assts and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS 157 on our financial statements, but do not expect that it will have a significant impact.

Xedar Corporation
Notes to Consolidated Financial Statements

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. We believe that SFAS 141(R) is applicable to us, but cannot yet reasonably estimate the impact of the statement.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009. We believe SFAS 160 will be applicable to us in that minority interest will be listed separately in shareholders’ equity, but we cannot yet reasonably estimate the other impacts to our consolidated financial statements.

Note 2.  Reverse Acquisition of Xedar

Effective December 31, 2006, Premier agreed to acquire Xedar (a public shell) for $400,000 cash, with the shareholders of Xedar prior to the acquisition retaining 10% ownership in the surviving entity.  The parties consummated this transaction, simultaneously entering into the below two contracts.

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

Xedar Corporation
Notes to Consolidated Financial Statements

We subsequently converted the remaining 91,244 shares of Premier common stock and 477,688 shares of Premier Series A preferred stock to Xedar common stock using the same conversion ratios, resulting in additional 672,866 Xedar shares, bringing the total number of shares issued to effect the merger to 14,755,771 shares and the number of Xedar shares outstanding post-merger to 17,255,843 shares.

Further, options to purchase 30,500 Premier common shares were outstanding at December 31, 2007.  These options expire in 2015.    If the options are exercised, the owners of the resulting common stock would become minority owners in Premier.

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

The entire transaction has been accounted for as a reverse acquisition of Xedar by Premier, in accordance with the provisions of FASB Statement No. 141, Business Combinations (SFAS 141).  Premier is deemed to be the purchaser and surviving company for accounting purposes.  Accordingly, its assets and liabilities are included in the consolidated balance sheet at their historical book values and the results of operations of Premier have been presented for the comparative prior period.  The historical cost of the net assets of Xedar that were acquired was $0.  The $400,000 paid to the controlling shareholders of Xedar has been reported as a distribution in the consolidated statement of changes in stockholders’ equity.  Pro forma information is not presented as the financial statements of Xedar are insignificant.

Note 3.  Acquisition of Land Links

On January 1, 2007, we acquired Land Links Company Ltd., a New Mexico limited liability company that specializes in the geographic coordinate database (GCDB).  We purchased 100% of the outstanding shares of Land Links from its two members for a purchase price of 360,000 shares of our common stock.   The purchase price paid in the purchase of Land Links was determined with reference to and based upon a multiple of approximately one times Land Links’ trailing twelve months’ revenue.  Our common stock was valued at $1.00 per share, based on the market price two days before and after the measurement date.   We allocated the full $360,000 purchase price to non-compete agreements.  We recorded no liabilities and no other assets in the acquisition.   This acquisition expanded our services in the GIS arena to the federal government, especially the BLM, which is the prime user of GCDB information.  We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 4.  Acquisition of Atlantic Systems

On March 22, 2007 we acquired all of the outstanding stock of Atlantic, a Virginia corporation.  Atlantic develops software for the defense and intelligence agencies of the federal government, and provides technical assistance and training for other software systems implemented by the federal government. Additionally Atlantic provides strategy consulting services to those same agencies.  Further, Atlantic assists its clients in selling their products and services to the federal government.  Pursuant to the Stock Purchase Agreement between us and the previous Atlantic shareholders, dated March 22, 2007, as amended by the First Amendment to Stock Purchase Agreement, dated July 26, 2007, we purchased all of the outstanding Atlantic stock from the shareholders for a purchase price of $13,359,451, with an initial payment of 1,380,802 shares of our common stock, valued at $5,108,696, and a closing payment of 3,000,000 shares of our common stock, valued at $8,250,755.  We, at our discretion, also agreed to issue up to an additional 2,000,000 shares of our common stock to the Shareholders if Atlantic or its subsidiary receives one or more significant RFPs, RFQs or SOWs from the federal government, or a significant industry participant, and responds to such requests with one or more proposals by December 31, 2007.  The contingency related to the additional 2,000,000 shares has been expanded, at our discretion, to include additional performance criteria related to closing certain contracts.   We expect this will be measured during 2008.  We have not yet determined the amount of additional shares, if any, that will be issued.  Therefore, we have not accrued any compensation cost related to these shares.  There are no material changes to the purchase price as a result of this amendment.  The Company acquired Atlantic because the Company believes Atlantic’s consulting services are synergistic with the business of the Company’s consulting segment, and because the Company believes Atlantic’s customer relationships with the federal government are synergistic with the federal government relationships the Company has in its operations.  The Company believes these benefits are sufficiently strong to warrant the purchase price the Company paid, resulting in an allocation of a significant proportion of the purchase price to goodwill.  Our common stock was valued at $2.75 per share based on the market price two days before and after the measurement date.  The purchase price paid in the acquisition of Atlantic was based upon a multiple of approximately 1.2 times its trailing twelve months’ revenue.  With the acquisition of Atlantic, we now provide strategic planning, business development services and program management to the federal government.  We have allocated the $13,359,451 purchase price.  We recorded all current assets and current liabilities at book value, all of which we determined approximated fair value, approximately $1,189,000 and $686,000, respectively.  We valued intangible assets in accordance with standard valuation procedures, recording customer contracts of $1,435,000, customer relationships of $1,003,000 and non-compete agreements of $5,611,000.  We estimated the useful lives of customer contracts and non-compete agreements to be 5 years, and customer relationships to be 8 years.  We allocated the rest of the purchase price, approximately $4,823,000, to goodwill.  One of the shareholders from whom we purchased Atlantic, who is an employee of Atlantic, acquired his 438,080 shares in Atlantic prior to our purchase, and paid for the shares with a $195,480 note payable to Atlantic.  We acquired the note, which bears 4.73% interest, as part of the acquisition of Atlantic.  As of December 31, 2007, we have accrued $6,546 interest to the note.  We classify the note as a contra to equity.  We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

See also Note 9 for additional detail regarding how the Atlantic purchase price was allocated to intangible assets.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 5.  Acquisition of Pixxures

On October 1, 2007 we acquired Pixxures, Inc., a Delaware corporation, in a stock-for-stock transaction.  We acquired Pixxures in order to expand our geospatial production and sales capabilities.  Pixxures employs a much larger number of geospatial production personnel than we do, allowing us to bid on larger geospatial projects that we would previously have needed to outsource to subcontractors.  Also, Pixxures operates in a lower-cost facility than we do, so the overhead cost applied to our bids will be reduced.  Further, Pixxures has three sales staff specializing in county-level and commercial customers, which complements our two sales staff who specialize primarily in federal government sales. By the terms of the Agreement and Plan of Merger, dated September 26, 2007, among us and Pixxures we acquired all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of our common stock having a negotiated value of $5,115,000.  In accordance with SFAS 141 we determined the market value of the 1,734,780 shares to be $6,129,556, based on the average closing price of our common stock of $3.533 per share.  We determined the price based on the price of our stock three trading days before and after the acquisition closed.  Subject to the terms of the agreement, additional shares would have become payable by us if the negotiated price of our common stock, for the 60 trading days following the date upon which the purchase payment shares were registered with the SEC, was less than the average closing price.  However, we no longer intend to register the shares with the SEC, since share recipients can now register on an accelerated basis under the SEC’s Rule 144. Instead, additional shares may become payable by us if the negotiated price of our common stock for the 60 trading days following the Trigger Date are less than the average closing price.  The Trigger Date is established by a majority of the Pixxures shareholders, but shall be no later than March 23, 2009, subject to certain conditions that may delay the Trigger Date by no more than 10 additional days. If the subsequent market price is less than the average closing price, additional shares will be issued, such that the total consideration received for the Pixxures capital stock in the transaction equals $5,115,000, calculated based on the subsequent market price.

The former CEO of Pixxures continues as its CEO and is entitled to a bonus payable in units of our restricted common stock based on the revenue of any entities we acquire where he assists in negotiating and closing such acquisition during his employment, initially at the rate of one restricted stock unit per $100 of revenue of the entities acquired, and moving to one restricted stock unit per $80 of revenue of the entities acquired if the combined revenue of acquired entities exceed $15,000,000.  No amounts have been accrued related to this bonus, as the criteria were not met at December 31, 2007.   In connection with the acquisition of Pixxures, we issued the former CEO and controller of Pixxures 111,921 and 18,654 shares of our restricted stock in satisfaction of bonuses that were due to them as a result of the sale of Pixxures.  A total of $326,438 additional purchase price was recorded related to the issuance of stock to the former CEO and controller of Pixxures.  The share value was based on the value discussed above.  To allocate the $6,455,994 purchase price, we recorded all current assets and current liabilities at book value (which we determined approximated fair value), of approximately $1,550,000 and $679,000, respectively.  We recorded approximately $60,000 and $18,000 of fixed assets and a long-term lease obligation, respectively.  We recorded approximately $44,000 related to their investment in the joint venture at book value. We recorded intangible assets of customer contracts and relationships in the amount of $3,610,000.  We estimated the useful lives of these customer contracts and relationships to be 5 years.  We allocated the rest of the purchase price, approximately $1,884,000, to goodwill.  We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

Xedar Corporation
Notes to Consolidated Financial Statements

See also Note 9 for additional detail of how the Pixxures purchase price was allocated to intangible assets.

Note 6.  Investment in Joint Venture: Loan Guarantee

We consolidated LandPixx at the time we acquired Pixxures due to our ability to control the entity.

At December 31, 2007, we had related party revenues of $99,523 from our joint venture partner, related to their use of the aircraft and equipment.

Note 7.  Discontinued Operations

Sale of CustomerSoft

In November 2006 the Company sold CustomerSoft, the Company’s CRM segment, which provided software maintenance support.  The Company decided to sell CustomerSoft in order to reduce the number of the Company’s operating segments, thereby allowing us to concentrate the Company’s monetary and management resources on developing the GIS and consulting segments.  This segment was sold in a negotiated transaction in exchange for contingent consideration in the amount of $800,000.  Because the required sale did not close by the deadline, no consideration for the sale of our CRM segment was paid by CustomerSoft or will become due or payable.

Sale of Justice Information Systems Division

On March 1, 2007, the Company completed the sale of the Company’s JIS segment to Justice Systems, Inc., for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS segment to Justice Systems, Inc.  The $65,000 contract is being recognized over the period services are provided.  The JIS segment had no material current assets or current liabilities as of December 31, 2006.  The Company sold the JIS segment in order to concentrate the Company’s resources on developing the GIS and consulting segments.

Note 8.  Property and Equipment

Property and equipment include:

December 31,
2007
Computer Equipment	$529,940
Software	429,359
Airplane and Equipment	1,566,522
Furniture and Fixtures	63,494
Office Equipment	66,306
Leasehold Improvements	12,795
Less accumulated depreciation	(742,888)
Total	$1,925,526

Xedar Corporation
Notes to Consolidated Financial Statements

Depreciation and amortization expense (other than amortization of intangibles) for the years ended December 31, 2007 and 2006 was $243,735 and $292,028, respectively, and is included in other selling and administrative expenses of the statement of operations.

Note 9.  Intangibles

As of December 31, 2007, we had $10,727,598 of intangible assets, net of $1,291,429 of amortization.  We had no intangibles as of December 31, 2006.  We acquired our intangibles in connection with our purchases of Land Links, Atlantic and Pixxures.  See Notes 3, 4 and 5.

Intangibles include:

	Estimated	Value as of
	Useful Life	December 31,
	(years)	2007
Non-compete agreements acquired with purchase of Land Links	5	$360,000
Customer contracts acquired with purchase of Atlantic	5	1,434,820
Non-compete agreements acquired with purchase of Atlantic	5	1,003,157
Customer relationships acquired with purchase of Atlantic	8	5,610,850
Trademark and trade name acquired with purchase of Pixxures	15	350,400
Web hosting and related technology acquired with purchase of Pixxures	1.5	893,000
Customer relationships acquired with purchase of Pixxures	8	2,366,800
Less accumulated amortization		(1,291,429)
Total		$10,727,598

We estimate that the aggregate amortization expense in each of the five succeeding years, from 2008 through 2012, shall be $2,175,000, $1,729,000, $1,580,000, $1,580,000, and $1,102,000.

Note 10.  Accrued Liabilities

Accrued liabilities include the following approximate amounts:	December 31,
2007

Accrued commissions and severance pay	$226,000
Accrued professional services	70,000
Accrued taxes	33,000
Other accrued liabilities	68,000
Totals	$397,000

 Xedar Corporation
Notes to Consolidated Financial Statements

Note 11.  Other Related Party Transactions

During 2006, we borrowed $82,000 from our chairman and chief executive officer.  We paid in full all amounts borrowed by December 31, 2006.  Interest expense incurred on debt was $752 in 2006. Also see Note 14.  During 2007, we borrowed an additional $140,835.  All amounts were paid in full by December 31, 2007, except for accrued interest at 8.25% of $6,024.

As discussed in Note 6, we have certain revenues in 2007 from our joint venture partner related to their use of the LandPixx aircraft.  Pixxures provides certain services to our joint venture partner.  Consolidated revenues for the year ended December 31, 2007 includes $112,152 of revenue with corresponding accounts receivable of $272,125.  The accounts receivable include amounts due prior to our acquisition of Pixxures.

Note 12.  Convertible Notes Payable to Related Parties

We had outstanding two notes payable, whose principal and interest totaled $383,338 as of December 31, 2006.  The notes accrued interest at 8.5% per annum.  The notes were secured by substantially all of Premier's assets.  The notes were issued to Jack Baum and Sagebrook Technology Partners in March 2002, as partial payment for their earlier investment in the FuGEN subsidiary. The remainder of their compensation was 391,253 and 459,696 shares, respectively, of our common stock.  We paid a total of $10,000 per month on these notes, as well as the net proceeds of any asset sales. In December 2006, the holders of these notes converted a total of $309,927 of interest payable and $99,163 of principal into 409,090 shares of common stock at $1.00 per share.  This conversion rate was based on the fair value of the stock after the recapitalization, in accordance with the original agreement.  Immediately after the conversion, we issued a new note payable for the remaining balance of the old note.  The holders surrendered the old note, which we cancelled.  On October 1, 2007, the note holders converted $279,669 of the notes (which was the entire remaining balance) at the stated conversion rate of $1.00 per share into 279,669 shares of our common stock.  All amounts related to these convertible notes have been repaid or converted as of December 31, 2007.

Note 13.  Lines of Credit

On June 8, 2007, we signed a loan agreement, effective June 7, 2007, with KeyBank National Association (“KeyBank”), pursuant to which we obtained a $500,000 revolving line of credit.  On September 28, 2007, we increased the line of credit to $1,000,000.  This line of credit had an outstanding balance of $843,000 at December 31, 2007.  The line calls for monthly interest payments and expires on October 10, 2008.  We had a $157,000 letter of credit outstanding on this line at December 31, 2007.  The letter of credit guarantees our performance on certain contracts and decreases the credit available on the line of credit.

On December 10, 2007, we obtained a second line of credit with Keybank for $500,000, which requires a one-time payment upon its expiration on March 10, 2008.  The second line of credit had an outstanding balance of $478,000 at December 31, 2007.

Xedar Corporation
Notes to Consolidated Financial Statements

Both lines of credit are collateralized by substantially all assets of Xedar Corporation and bear interest at a variable rate equal to the prime rate of KeyBank, which was 7.25% at December 31, 2007.  This rate represents the weighted average interest rate on short-term debt at December 31, 2007.  The lines are subject to restrictive covenants with which we were in compliance at December 31, 2007. As security for the lines of credit, we executed commercial security agreements in favor of KeyBank.  Hugh H. Williamson, III, our President and CEO, has entered into a commercial guaranty, personally guarantying full and punctual payment of all of our obligations arising under the lines of credit.

Note 14.  Notes Payable and Loan Guarantee

In April, 2007, prior to our acquisition of Pixxures, Pixxures and an unrelated entity formed a joint venture, LandPixx, LLC, for the purpose of acquiring, operating, and leasing a digital sensor and aircraft.  Each of the two parties contributed cash of $133,743, and LandPixx became a 50% owned subsidiary of Pixxures.  LandPixx entered into a term loan agreement with Silicon Valley Bank for up to $1,400,000 to acquire a digital sensor.  On September 28, 2007, we entered into an Unconditional Guaranty with Silicon Valley of the above loan for a maximum of $1,400,000, plus interest and expenses.  We guaranteed full payment and performance of all obligations of LandPixx pursuant to the original loan agreement dated April 23, 2007.  This loan is due in November 2020 and bears interest at the prime rate plus 1.5% (8.75% at December 31, 2007). The December 31, 2007, balance of the Silicon Valley loan was $1,126,624, of which $396,049 was current and $730,575 was long term.

On July 13, 2007, Pixxures, LandPixx and the other LandPixx owner entered into a term loan with Biltmore Bank of Arizona for $452,355, to fund the acquisition by LandPixx of a Cessna 402C airplane.  The three companies were all co-borrowers.  The loan had a maturity date of July 13, 2012.  Beginning in August 2007, the loan required monthly payments of $8,044 with one final payment of $100,259 on July 13, 2012. This loan is due in July 2012 and bears interest at 8.5%. The December 31, 2007, balance of the Biltmore loan was $426,374, of which $62,540 was current and $363,834 was long term.

The loans were in default on all covenants at December 31, 2007.

See also, Note 23 for subsequent events and refinancing of the LandPixx notes payable.  No debt maturity table was provided, due to the subsequent refinancing of this note.

Note 15.  Consulting Agreement

On January 9, 2007, we entered into consulting arrangements with Livestrong Venture Capital Partners, Inc., C.C.R.I. Corporation, and Capital Group Communications for a term of twelve months, pursuant to which we issued 500,000 shares of common stock to Livestrong Venture Capital Partners, Inc., 200,000 shares of common stock to C.C.R.I. Corporation, and 500,000 shares of common stock to Capital Group Communications as consideration for investor relations and financial consulting services to be provided.

These shares were valued at $0.90, the stock price at date of issuance, totaling $1,080,000.  We recorded the $1,080,000 as consulting expense, a component of selling and administrative expense, as of January 9, 2007, the date of the contracts.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 16.  Income Tax

Our income tax provision is:
	12/31/2007	12/31/2006
Current provision:
Federal	$-	$-
State and local	17,010	(16,621)
Total current provision	17,010	(16,621)
Deferred tax expense (benefit):
Federal	-	-
State and local	-	-
Total deferred tax (benefit)	-	-
Income tax (benefit)	$17,010	$(16,621)

The income tax provision differs from that which would have resulted from the use of the federal statutory income tax rate as:
	12/31/2007	12/31/2006
Federal income tax provision at statutory rate of 34%	$(1,478,932)	$(213,089)
State income tax, net of federal benefit	(179,767)	(16,621)
Permanent items	83,117	5,873
Change in valuation allowance	1,592,592	207,166
	$17,010	$(16,671)

Xedar Corporation
Notes to Consolidated Financial Statements

The significant items of our deferred tax assets and liabilities as of December 31, 2007, and December 31, 2006 are:

	12/31/2007	12/31/2006
Deferred tax assets-current:
Accrued liabilities	$44,862	$27,124
Allowance for doubtful accounts	3,976	2,276
Net deferred tax asset-current	48,838	29,400
Deferred tax assets (liabilities)-non-current:
Net operating loss	3,962,488	944,443
Amortization intangibles	105,865	97,498
Acquisition intangibles	(3,962,871)	-
Stock options and other	(46,302)	-
Fixed Assets	119,356	(38,811)
Net deferred tax asset-non-current	178,536	1,003,130
Valuation Allowance	(227,374)	(1,032,530)
Net deferred tax asset	$-	$-

In connection with the acquisition of Pixxures, FuGEN and Atlantic, we recorded a deferred tax liability of $3,962,871 as a result of non-deductible identifiable intangibles resulting from the acquisitions.

At December 31, 2007 and December 31, 2006, respectively, approximately $10.2 million and $2.6 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2027.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Accordingly, a valuation allowance has been established against all deferred tax assets including the net operating loss carryforwards.

Included in the total net operating losses at December 31, 2007 for federal purposes is approximately $1.1 million from a subsidiary, FUGEN, and is subject to an annual limitation of $73,400, resulting from a change in ownership pursuant to Internal Revenue Code Section 382 as provided in the Tax Reform Act of 1986, and approximately $5.0 million is from a recently acquired subsidiary, Pixxures, and is subject to an annual Section 382 limitation of $275,000, resulting from a change in ownership.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may record the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Xedar Corporation
Notes to Consolidated Financial Statements

We recorded the cumulative effect of adopting FIN 48 net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet.  The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2001 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because we have provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on our effective tax rate.

Note 17.  Commitments

Operating Leases

We lease facilities under non-cancelable operating leases expiring between 2008 and 2013. Rent expense for the years ended December 31, 2007 and 2006 was $423,544 and $244,967, respectively.

Future minimum lease payments under these leases are approximately (in thousands):
Year Ending December 31,	Operating
Leases
2008	$638,021
2009	413,226
2010	209,992
2011	209,694
2012	213,796
Thereafter	107,924

Total at December 31, 2007	$1,792,653

See also Note 6 regarding certain commitments related to our joint venture.

Note 18.  Stock Options and Warrants

During December 2006, we exchanged 1,550,717 options and 333,360 warrants from the option and warrant holders, respectively, for 366,048 shares of restricted common stock.  Of the 76,000 options remaining outstanding as of December 31, 2006, 45,500 have subsequently expired, leaving 30,500 options outstanding, all of which are vested.  All warrants have been exchanged. As a result of this exchange, we recognized $13,729 of compensation expense in 2007 and $30,833 of compensation expense in 2006.

Below is a summary of stock option and warrant activity.

Xedar Corporation
Notes to Consolidated Financial Statements

	Option Price Per Share	Weighted Average Exercise Price	Number of Shares

Balance, December 31, 2005	$0.24 to $0.99	$0.65	1,680,702

Canceled	$0.68 to $0.99	$0.85	(43,985)
Exchanged	$0.24 to $0.99	$0.64	(1,550,717)
Exercised	$0.24	$0.24	(10,000)
Balance, December 31, 2006	$0.24 to $0.99	$0.65	76,000

Canceled	$0.99	$0.99	(10,500)
Exercised	$0.68	$0.68	(35,000)
Balance, December 31, 2007	$0.99	$0.99	30,500

Stock Warrants	Warrant Price Per Share	Weighted Average Exercise Price	Number of Shares
Balance, December 31, 2003 through December 31, 2005	$0.49	$0.49	333,360
Exchanged	$0.49	$0.49	(333,360)
Balance, December 31, 2006 and 2007			---

The weighted average exercise prices of stock options and warrants exercisable at each period end are:

	Option Price Per Share	Weighted Average Exercise Price	Number of Shares

December 31, 2006	$0.68 to $0.99	$0.81	61,250
December 31, 2007	$0.99	$0.99	30,500

Below is additional information regarding those options outstanding at December 31, 2007:

Option Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares
$0.99	7.34	$0.99	30,500

No stock options were granted during 2007 or 2006. As a result, pro forma compensation expense for stock options relates to the prior years’ stock options granted, but not yet vested, at December 31, 2005. The amount of unrecognized compensation cost relating to options granted, but not yet vested, amounted to $13,729 as of December 31, 2006, all of which was expended during 2007.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 19.  Director Share-based Compensation Plan

By resolution of the Board of Directors dated February 9, 2007, we have entered into an equity compensation arrangement or plan with each of our six non-employee directors which provides that each such non-employee director will receive 10,000 shares of our restricted common stock, vested in thirds annually, commencing December 2007 (i.e., 3334 shares vested on December 31, 2007, 3333 shares will vest on December 31, 2008, and 3333 shares will vest on December 31, 2009).  We issued all 60,000 shares (10,000 shares for each of six directors) in 2007.  The shares are restricted until they vest.

Based on the market price of our stock on the grant date, the total share valuation issued under this arrangement was $147,000.  We are amortizing this amount to expense over the 36 month vesting period.  We expensed $49,000 during 2007, leaving an unamortized balance of $98,000 as of December 31, 2007, which we carry as a contra to equity.

Note 20.  Employee Benefit Plan

We have a 401(k) plan, which covers most of the employees with over 90 days of service.  The plan provides for full vesting after 90 days in the plan.  Our contribution rate is 50% of employee contributions up to a limit of $1,000 per employee per year, except for Atlantic, where there is no cap on the 50% contributions.  We fund the plan contributions as accrued.

We contributed approximately $120,000 and $42,000 for 2007 and 2006, respectively.

Note 21.  Segment Information

In 2007 and 2006 we managed our business and aggregated our operational and financial information in two and four reportable segments, respectively.  Our consulting segment provides independent verification and validation (IV&V) and information assurance on large projects within several federal agencies.  Our GIS segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  Our customer relationship management segment provided software maintenance support, and was sold in November 2006.  Our justice information systems segment created and installed court case management systems, and was folded into the consulting segment at the end of 2006 and subsequently sold in February 2007.

Financial information for our business segments is (in thousands):

	2007	2006
Sales:
Consulting	6,676	3,299
Geographical information systems	4,466	2,434
	11,142	5,733
Less: Discontinued operations - CRM and JIS	-	(504)
Total sales	11,142	5,229

Xedar Corporation
Notes to Consolidated Financial Statements

In 2007 our revenue from the two customers which exceeded 10% of total revenue was $2,767,000 and $1,245,000.  In 2006 our revenue from the two customers which exceeded 10% of total revenue was $1,528,000 and $796,000.  The revenue from each of these large customers was in the consulting segment.

	2007	2006
Loss from operations:	(000s)	(000s)
Consulting	124	175
Geographical information systems	285	350
Corporate expense	(4,850)	(262)
Total loss from continuing operations	(4,441)	(263)
Less: Discontinued operations - CRM and JIS	(75)	347
Total loss	(4,367)	(610)

Identifiable fixed assets:
Consulting	231	157
Geographical information systems	2,386	735
Justice information systems (JIS)	-	77
Other	51	51
Less : accumulated depreciation	(742)	(731)
	1,926	289
Less: Discontinued operations - CRM and JIS	-	(77)
Total fixed assets	1,926	212

Intangibles:
Consulting	8,049	-
Geographical information systems	3,970	-
Less : accumulated amortization	(1,291)	-
Total intangibles	10,728	-

Depreciation and amortization (including intangibles)
Consulting	37	37
Geographical information systems	190	126
Other	1,300	129
Total depreciation and amortization	1,527	292

Xedar Corporation
Notes to Consolidated Financial Statements

As discussed in Note 7, we sold our CRM segment in November 2006.   For 2006, CRM revenue was approximately $182,000, loss from operations was approximately $87,000 and identifiable fixed assets were zero.

Note 22.  Pro Forma Financial Information

Below are the consolidated Xedar results of operations as though the business combinations had been completed as of the beginning of each year.

	2007	2006
Sales	$16,591,464	$16,935,338
Net income (loss) from continuing operations	$(5,192,918)	$(1,648,931)
Income (loss) from continuing operations per share	$(0.20)	$(0.08)

Note 23.  Other Subsequent Events

Restricted Stock Unit Grants

We issued restricted stock unit awards to a group of employees and contractors on January 2, 2008.  A restricted stock unit award is a grant valued in terms of our common stock, but stock is not issued at the time of the grant.  After the vesting period has been satisfied, we distribute shares to the recipient.

We measure the employee grants at the fair value of the unit on the grant date, when the stock price was $2.17, and recognize this expense ratably over the requisite service periods, which are the vesting periods.  Due to the short vesting periods, we assumed a zero forfeiture rate.  If there are forfeitures, we will adjust the expense recognition downward as those forfeitures occur.

Because the contractor grants have cliff vesting provisions, we will finalize recognition of the fair value of the stock issued as of the vesting date.  We will also conduct a provisional calculation at the end of each quarter preceding the final calculation, and adjust based on the stock fair value on those dates (Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, on in Conjunction with Selling, Goods or Services.

We issued units for 97,000 shares to thirteen employees, vesting between July 1, 2008 and March 1, 2009.  We issued units for 21,000 shares to eight contractors, vesting on July 1, 2008.

We will record $210,490 compensation expense (and offset to Additional Paid-in Capital) for the employee awards ratably over the employee requisite service periods.  We will make an initial charge to expense for the contractor-related grants using the fair value on March 31, 2008, and  re-price the grants on June 30, 2008, and will finalize the contractor compensation expense as of the July 1, 2008 vesting date.

Xedar Corporation
Notes to Consolidated Financial Statements

Related Party Loan

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  We used $478,000 of the loan to pay down our line of credit with KeyBank National Association.  We are using the remainder of the loan for working capital. The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  The audit committee of our board of directors, whose members are independent, reviewed the terms of the proposed loan prior to its consummation and determined that it is fair to Xedar, and as such does not constitute a conflict of interest.

Land Pixx Notes Payable

On March 3, 2008, LandPixx borrowed $1,352,612 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off most of their outstanding loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Mr. Hugh H. Williamson, III, our CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.

Also on March 3, 2008, LandPixx borrowed $183,777 from BOW, which it used to pay off the remainder of the loans.  The BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Mr. Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A (T).  Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007, our first year as a public company. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  The scope of our assessment did not include the on-site operations of subsidiaries acquired during 2007, for the following reasons:

•	Entity level control testing was applied to the entire company, including 2007 acquisitions, and was deemed effective;
•	Due diligence was performed on acquired companies’ financial information, and key accounting functions were integrated soon after acquisition;
•	Accounting and financial reporting functions, and related information technology (IT) operations, are centralized and were included in the scope of our testing;
•	Internal controls over the authorization and recorded valuation of acquisitions were tested and deemed effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2007

During the quarter ended December 31, 2007, we designed and implemented remediation steps over a significant deficiency reported in our Form 10-QSB dated September 30, 2007, relating to restatement of the first and second quarter Forms 10-QSB.  These remediation steps were developed following investigation and review of the processes and activities surrounding the significant deficiency and include changes to these processes to prevent or detect similar future occurrences. Such changes included:

•
Preparation by the chief financial officer (CFO) of detailed support for accounting positions and related disclosure for significant transactions, related party transactions, key accounting estimates and judgments and complex accounting areas;

•
Review of such materials, prior to the issuance of the financial statements, by the chief executive officer (CEO), legal counsel and an independent consultant with knowledge of SEC financial and accounting regulations and the company’s business; and

•	Documented use of an SEC disclosure checklist for each financial report.

As of December 31, 2007, we have concluded that the controls related to the events that led to the restatement were operating effectively and that we have remediated this significant deficiency.

Based on this assessment, management, including the CEO and CFO, determined that as of December 31, 2007, our internal control over financial reporting is effective.

Item 8B.  Other Information.

None.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information concerning this item is incorporated by reference to our 2008 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 10.  Executive Compensation

Information concerning this item is incorporated by reference to our 2008 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information concerning this item is incorporated by reference to our 2008 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item is incorporated by reference to our 2008 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Exhibits

Number             Description

2.1
Agreement and Plan of Merger, effective December 31, 2006, between Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007)

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)

3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)

3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)

3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)

3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)

3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)

3.7	Certificate of Correction Filed March 2, 2007 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-QSB filed May 15, 2007)

3.8	Amended and Restated Bylaws of Xedar Corporation, dated February 7, 2008 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 8, 2008)

10.1
Interest Purchase Agreement, dated January 1, 2007, between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, between Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.5
Stock Purchase Agreement, dated March 22, 2007, between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J. O. McFalls III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 27, 2007)

10.6
First Amendment to Stock Purchase Agreement dated July 26, 2007 between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J.O. McFalls III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 27, 2007)

10.7
Debt Restructuring Agreement, dated December 29, 2006, between Premier Data Services, Inc., Jack Baum, and Sagebrook Technology Partners, L.P. (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.8
Consulting Agreement, dated January 5, 2007, between Xedar Corporation and C.C.R.I. Corporation. (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.9
Consulting Agreement, dated January 9, 2007, between Xedar Corporation and Capital Group Communications, Inc.  (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.10
Financial Consulting Services Agreement, dated January 9, 2007, between Xedar Corporation and Livestrong Venture Capital Partners, Inc. (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.11	Offer Letter, dated March 20, 2007, between Xedar Corporation and Don W. Rakestraw. (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.12	Offer Letter, dated March 15, 2007, between Xedar Corporation and Jeffrey R. Grime.(incorporated by reference to Exhibit 10.11 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.13	Offer Letter, dated March 22, 2007, between Xedar Corporation and J.O. McFalls. (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.14	Subcontractor Agreement, dated January 19, 2007, between BearingPoint, LLC and FuGEN, Inc. (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.15	Statement of Work between IBM and FuGEN, Inc., dated October 28, 2005 (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.16
Merger Agreement, between Premier Data Services, Inc., Premier Data Services, Acquisition, Inc., FuGEN, Inc., and the Stockholders of FuGEN, Inc. (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

10.17
Business Loan Agreement, dated June 7, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 12, 2007)

10.18	Promissory Note, dated June 7, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 12, 2007)

10.19
Commercial Security Agreement, dated June 7, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 12, 2007)

10.20
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 12, 2007)

10.21	Xedar Corporation Calendar 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 31, 2007)

10.22
Asset Purchase Agreement, dated November 1, 2006, between Premier Data Services, Inc., and CustomerSoft, LLC (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

10.23
Agreement and Plan of Merger, dated September 26, 2007, between Xedar Corporation, Pixx Acquisition Corp., and Pixxures, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2007)

10.24
Irrevocable Letter of Credit, by and among KeyBank National Association, on behalf of Xedar, and The Biltmore Bank of Arizona, dated September 27, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 3, 2007)

10.25	Unconditional Guaranty, by and among Xedar and Silicon Valley Bank, dated September 28, 2007 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 3, 2007)

10.26
Xedar Corporation 2007 Equity Incentive Plan, adopted by the Board of Directors October 23, 2007, (incorporated by reference to Exhibit 5.1 of our Registration Statement on Form SB-2 filed December 19, 2007)

10.27
Promissory Note, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2007)

10.28
Commercial Security Agreement, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 18, 2007)

10.29
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed December 18, 2007)

10.30
Commercial Guaranty, between Humanade, L.L.C and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed December 18, 2007)

10.31
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed December 18, 2007)

10.32
Business Loan Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 23, 2008)

10.33
Promissory Note, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 23, 2008)

10.34
Commercial Security Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 23, 2008)

10.35
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 23, 2008)

10.36
Commercial Guaranty, between Humanade, L.L.C. and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 23, 2008)

10.37
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed January 23, 2008)

10.38
Office Lease, dated February 21, 2008, by and between Xedar Corporation and HTD-Ptarmigan Place, LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2008)

10.39
Business Loan Agreement, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2008)

10.40
Promissory Note, $1,352,612.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K filed March 5, 2008)

10.41
Promissory Note, $185,000.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.3 of our Current Report on Form 8-K filed March 5, 2008).

10.42
Aircraft Security Agreement, dated March 3, 2008, by and between and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.4 of our Current Report on Form 8-K filed March 5, 2008)

10.43
Commercial Guaranty, by and among, Xedar Corporation, LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.5 of our Current Report on Form 8-K filed March 5, 2008)

10.44
Commercial Guaranty, by and among, Landiscor, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.6 of our Current Report on Form 8-K filed March 5, 2008)

10.45
Commercial Guaranty, by and among, Pixxures, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.7 of our Current Report on Form 8-K filed March 5, 2008)

10.46
Secured Subordinated Promissory Note, $1,000,000.00 principal amount, dated March 3, 2008, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to exhibit 10.8 of our Current Report on Form 8-K filed March 5, 2008)

10.47
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to exhibit 10.9 of our Current Report on Form 8-K filed March 5, 2008)

10.48	Waiver – KeyBank National Association for the benefit of Xedar Corporation (incorporated by reference to exhibit 10.10 of our Current Report on Form 8-K filed March 5, 2008)

10.49	Assignment of Deposit Account, between Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.11 of our Current Report on Form 8-K filed March 5, 2008)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB for the Year Ended December 31, 2006, filed March 16, 2007)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

*Filed with this report.

Item 14. Principal Accountant Fees and Services

Information concerning this item is incorporated by reference to our 2008 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xedar Corporation

Date: March 27, 2008	By:	/s/ Hugh H. Williamson, III
Hugh H. Williamson, III President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hugh H. Williamson III Hugh H. Williamson, III	President, Chief Executive Officer and Director (Chair)	March 27, 2008

/s/ Steven M. Bragg Steven M. Bragg	Chief Financial Officer, Treasurer and Secretary	March 27, 2008

/s/ Samuel J. Camarata, Jr. Samuel J. Camarata, Jr.	Director	March 27, 2008

/s/ Jack H. Jacobs Jack H. Jacobs	Director	March 27, 2008

/s/ Trusten A. McArtor Trusten A. McArtor	Director	March 27, 2008

/s/ John P. Moreno John P. Moreno	Director	March 27, 2008

/s/ Craig A. Parker Craig A. Parker	Director	March 27, 2008

/s/ Roger J. Steinbecker Roger J. Steinbecker	Director	March 27, 2008

Exhibit Index

Number             Description

2.1
Agreement and Plan of Merger, effective December 31, 2006, between Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007)

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)

3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)

3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)

3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)

3.5	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)

3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)

3.7	Certificate of Correction Filed March 2, 2007 (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-QSB filed May 15, 2007)

3.8	Amended and Restated Bylaws of Xedar Corporation, dated February 7, 2008 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 8, 2008)

10.1
Interest Purchase Agreement, dated January 1, 2007, between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, between Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.5
Stock Purchase Agreement, dated March 22, 2007, between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J. O. McFalls III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 27, 2007)

10.6
First Amendment to Stock Purchase Agreement dated July 26, 2007 between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J.O. McFalls III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 27, 2007)

10.7
Debt Restructuring Agreement, dated December 29, 2006, between Premier Data Services, Inc., Jack Baum, and Sagebrook Technology Partners, L.P. (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.8
Consulting Agreement, dated January 5, 2007, between Xedar Corporation and C.C.R.I. Corporation. (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.9
Consulting Agreement, dated January 9, 2007, between Xedar Corporation and Capital Group Communications, Inc.  (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.10
Financial Consulting Services Agreement, dated January 9, 2007, between Xedar Corporation and Livestrong Venture Capital Partners, Inc. (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.11	Offer Letter, dated March 20, 2007, between Xedar Corporation and Don W. Rakestraw. (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.12	Offer Letter, dated March 15, 2007, between Xedar Corporation and Jeffrey R. Grime.(incorporated by reference to Exhibit 10.11 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.13	Offer Letter, dated March 22, 2007, between Xedar Corporation and J.O. McFalls. (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.14	Subcontractor Agreement, dated January 19, 2007, between BearingPoint, LLC and FuGEN, Inc. (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.15	Statement of Work between IBM and FuGEN, Inc., dated October 28, 2005 (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.16
Merger Agreement, between Premier Data Services, Inc., Premier Data Services, Acquisition, Inc., FuGEN, Inc., and the Stockholders of FuGEN, Inc. (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

10.17
Business Loan Agreement, dated June 7, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 12, 2007)

10.18	Promissory Note, dated June 7, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 12, 2007)

10.19
Commercial Security Agreement, dated June 7, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 12, 2007)

10.20
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 12, 2007)

10.21	Xedar Corporation Calendar 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 31, 2007)

10.22
Asset Purchase Agreement, dated November 1, 2006, between Premier Data Services, Inc., and CustomerSoft, LLC (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

10.23
Agreement and Plan of Merger, dated September 26, 2007, between Xedar Corporation, Pixx Acquisition Corp., and Pixxures, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2007)

10.24
Irrevocable Letter of Credit, by and among KeyBank National Association, on behalf of Xedar, and The Biltmore Bank of Arizona, dated September 27, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 3, 2007)

10.25	Unconditional Guaranty, by and among Xedar and Silicon Valley Bank, dated September 28, 2007 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 3, 2007)

10.26
Xedar Corporation 2007 Equity Incentive Plan, adopted by the Board of Directors October 23, 2007, (incorporated by reference to Exhibit 5.1 of our Registration Statement on Form SB-2 filed December 19, 2007)

10.27
Promissory Note, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2007)

10.28
Commercial Security Agreement, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 18, 2007)

10.29
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed December 18, 2007)

10.30
Commercial Guaranty, between Humanade, L.L.C and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed December 18, 2007)

10.31
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed December 18, 2007)

10.32
Business Loan Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 23, 2008)

10.33
Promissory Note, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 23, 2008)

10.34
Commercial Security Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 23, 2008)

10.35
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 23, 2008)

10.36
Commercial Guaranty, between Humanade, L.L.C. and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 23, 2008)

10.37
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed January 23, 2008)

10.38
Office Lease, dated February 21, 2008, by and between Xedar Corporation and HTD-Ptarmigan Place, LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2008)

10.39
Business Loan Agreement, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2008)

10.40
Promissory Note, $1,352,612.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K filed March 5, 2008)

10.41
Promissory Note, $185,000.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.3 of our Current Report on Form 8-K filed March 5, 2008).

10.42
Aircraft Security Agreement, dated March 3, 2008, by and between and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.4 of our Current Report on Form 8-K filed March 5, 2008)

10.43
Commercial Guaranty, by and among, Xedar Corporation, LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.5 of our Current Report on Form 8-K filed March 5, 2008)

10.44
Commercial Guaranty, by and among, Landiscor, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.6 of our Current Report on Form 8-K filed March 5, 2008)

10.45
Commercial Guaranty, by and among, Pixxures, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.7 of our Current Report on Form 8-K filed March 5, 2008)

10.46
Secured Subordinated Promissory Note, $1,000,000.00 principal amount, dated March 3, 2008, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to exhibit 10.8 of our Current Report on Form 8-K filed March 5, 2008)

10.47
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to exhibit 10.9 of our Current Report on Form 8-K filed March 5, 2008)

10.48	Waiver – KeyBank National Association for the benefit of Xedar Corporation (incorporated by reference to exhibit 10.10 of our Current Report on Form 8-K filed March 5, 2008)

10.49	Assignment of Deposit Account, between Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.11 of our Current Report on Form 8-K filed March 5, 2008)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB for the Year Ended December 31, 2006, filed March 16, 2007)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)

32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

*Filed with this report.