Form 10-Q
period 2008-03-31
XEDAR CORP
filed 2008-05-14
CIK 108770

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from ______ to _______

Commission file number 000-08356

Xedar Corporation
(Name of registrant as specified in its charter)

Colorado	84-0684753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8310 South Valley Highway, Suite 220
Englewood, CO 80112
(Address of principal executive offices)
(Zip Code)

(303) 377-0033
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]                                                                                                                     Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)                                                  Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company [ ] Yes      [x] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

We had 26,198,646 shares of common stock, no par value, outstanding on May 14, 2008.

Table of Contents

Page
Part I - Financial Information

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

Item 4. Controls and Procedures	22

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Part I

Financial Information

Item 1. Financial Statements

Xedar Corporation
Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$184,000	$432,000
Trade accounts receivable, net of allowance for doubtful accounts of $11,000 and $10,000	2,728,000	2,749,000
Unbilled revenue	146,000	182,000
Related party receivable	177,000	272,000
Other current assets	166,000	165,000
Total Current Assets	3,401,000	3,800,000
Property and equipment, net	1,883,000	1,926,000
Intangible assets, net	10,184,000	10,728,000
Goodwill	7,321,000	7,954,000
Total Assets	$22,789,000	$24,408,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,109,000	$1,126,000
Deferred revenue	710,000	639,000
Accrued compensation	327,000	240,000
Accrued liabilities	279,000	397,000
Line of credit	843,000	1,321,000
Related party note payable	1,000,000	-
Current portion of notes payable	461,000	459,000
Total Current Liabilities	4,729,000	4,182,000

Notes payable - less current portion	1,043,000	1,094,000
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 26,198,646 shares issued and outstanding	25,439,000	25,264,000
Unearned compensation	(108,000)	(98,000)
Stockholder note receivable	(204,000)	(202,000)
Accumulated deficit	(8,110,000)	(5,832,000)
Total Stockholders' Equity	17,017,000	19,132,000
Total Liabilities and Stockholders' Equity	$22,789,000	$24,408,000

See Financial Statement Notes

Xedar Corporation
Consolidated Statement of Operations

	Quarter Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Sales	$4,267,000	$1,527,000
Cost of sales	3,799,000	811,000
Gross profit	468,000	716,000

Selling and Administrative Expense
Compensation and payroll taxes	427,000	535,000
Amortization of intangibles	544,000	117,000
Investor relations expense	-	1,080,000
Legal, accounting and outside services	349,000	220,000
Goodwill impairment expense	618,000	-
Other expense	795,000	325,000
Total Selling and Administrative Expense	2,733,000	2,277,000

Net Operating Loss	(2,265,000)	(1,561,000)
Other expense
Interest expense, net	(28,000)	(3,000)

Loss from continuing operations before minority interest	(2,293,000)	(1,564,000)
Minority interest in net loss of consolidated subsidiary	15,000	-
Loss from continuing operations	(2,278,000)	(1,564,000)

Discontinued operations, net of income tax effect:
Income from discontinued Justice Information
Systems division	-	75,000

Net Loss	$(2,278,000)	$(1,489,000)

Net Loss per Share - Basic and Diluted:
Loss per share Continuing Operations	$(0.087)	$(0.076)
Loss per share Discontinued Operations	$-	$0.004
Net loss per share	$(0.087)	$(0.072)

Shares Used in Computing Net Loss per Share:
Basic and Diluted	26,190,646	20,610,519

See Financial Statement Notes

Xedar Corporation
Consolidated Cash Flow Statement
	Quarter Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flow Used by Operating Activity:
Net Loss	$(2,278,000)	$(1,489,000)
Adjustments to reconcile net loss to net cash provided by operating activity
Total stock issued for services	165,000	1,092,000
Stock option expense for exchange of options	-	14,000
Depreciation	124,000	48,000
Amortization of intangibles	544,000	116,000
Goodwill impairment	618,000	-
Loss on disposition of property and equipment	-	2,000
Accrued interest on note receivable from stockholder	(2,000)	-
Changes in current assets and current liabilities:
Trade accounts receivable	21,000	(99,000)
Unbilled revenue	36,000	-
Related party receivable	95,000	-
Other current assets	(1,000)	(24,000)
Accounts payable	(17,000)	(16,000)
Accrued compensation	87,000	-
Accrued liabilities	(118,000)	246,000
Deferred revenue	71,000	(164,000)
Net Cash (Used) by Operating Activity	(655,000)	(274,000)
Cash Flow Used by Investing Activity
Acquisition of property and equipment	(73,000)	(57,000)
Net Cash (Used) by Investing Activity	(73,000)	(57,000)
Cash Flow from Financing Activity
Payments on short-term notes payable	(478,000)	(457,000)
Proceeds from long-term notes payable	1,537,000	48,000
Payments on long-term notes payable	(1,579,000)	-
Proceeds from a related party note payable	1,000,000	-
Net Cash Provided (Used) by Financing Activity	480,000	(409,000)
Net (Decrease) Increase in Cash	(248,000)	(740,000)
Cash and Cash Equivalents - Beginning of year	432,000	1,355,000
Cash and Cash Equivalents - End of quarter	$184,000	$615,000
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Issuance of 3,000,000 shares to buy Atlantic Systems, Inc.		$8,250,000
Common stock subscription issuable		$5,109,451
Issuance of shares to acquire Land Links Company Ltd.		$360,000
Stock issued for professional services		$1,080,000
Stock issued for director's fees	$30,000	$147,000
Restricted stock units issued for professional services	$46,000	$-
Restricted stock units issued to employees	$99,000	$-
Unamortized balance of stock-based compensation	$(10,000)	$(135,000)

Interest payments	$32,000	$-

See Financial Statement Notes

Xedar Corporation
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Premier Data Services, Inc. (Premier), a Delaware corporation, began operation in 1994. In December, 2006, Premier acquired Xedar Corporation (Xedar) in a reverse merger. We accounted for the transaction as a reverse acquisition of Xedar by Premier. Premier was deemed to be the purchaser and surviving company for accounting purposes.

We operate in two segments.  Our geographical information systems (GIS) segment includes our wholly owned Land Links Company Ltd. (Land Links), Premier and Pixxures, Inc. (Pixxures) subsidiaries, and our 50% owned LandPixx, LLC (LandPixx) subsidiary.  The segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  The segment’s client base includes the Bureau of Land Management (BLM), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 17% of the segment revenue comes from subscriptions to database products, and 83% from production services.  There is typically a modest decline in revenue related to GIS production services during the fourth quarter of each year, because of reduced client activity levels and a smaller number of business days than in other quarters.

Customers who use the land database products can access information through an internet site or by compact disc.  The database products provide database queries, reports, and digital maps for over 13,000,000 BLM, state, and county land records in the Rocky Mountain area of the United States.  Users can investigate such land information as competitor activity, federal and state lease ownership, lot and tract survey data, open federal acres (i.e., land available for lease), and split estate lands (i.e., land in which surface ownership is not by the federal government, but the underlying mineral ownership is reserved to the federal government).

The segment production services provide data editing and enhancement, scanning, data conversion, data integration, and custom mapping.  The typical customer uses these services to convert existing GIS data into a digital format, extract information from aerial imagery, or to integrate disparate data sets.

Nearly all sales of the segment are on an annual or quarterly subscription basis.

Our consulting segment includes our wholly owned FuGEN, Inc. (Fugen) and Atlantic Systems Corporation (Atlantic) subsidiaries.  The segment provides independent verification and validation, information assurance, security analysis and consulting services to several federal agencies.  We are a prime contractor to the military and intelligence agencies.  We serve the Internal Revenue Service, USAID and the Department of State as a subcontractor.  The military and intelligence contracts represent 70% of the segment revenue.  There is typically a modest decline in consulting revenue during the fourth quarter of each year, because of a smaller number of business days than in other quarters that is driven by a high concentration of mandatory federal government holidays.

Until we sold it in February 2007 we had a Justice Information (JIS) segment which created and installed court case management systems.

On January 1, 2007, we acquired Land Links.  On March 22, 2007, we acquired all of the outstanding stock of Atlantic.  On October 1, 2007, we acquired all of the outstanding stock of Pixxures.  Pixxures owns our 50% interest in LandPixx.  We consolidated LandPixx at the time we acquired Pixxures, because we control the entity.

Xedar Corporation
Notes to Financial Statements

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of Xedar and its subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation.

The accompanying financial statements are unaudited, are prepared in accordance with accounting principles generally accepted in the United States and include, in our opinion, all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading.  You should read the financial statements in conjunction with our audited financial statements and the related notes included in our 2007 Annual Report on Form 10-KSB.

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

Share-Based Payment

We account for share-based payments in accordance with Statement 123R of the Financial Accounting Standards Board (FASB), Share-Based Payments. Under the fair value recognition provisions of Statement 123R, share-based payments are measured at the grant date based on the fair value of the award and are recorded as expense on a straight-line basis over the requisite service period, which is the vesting period.

The valuation provisions of Statement 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. We are recognizing estimated compensation for grants that were outstanding as of the effective date, January 1, 2006, over the remaining service periods using the compensation expense previously estimated. We determine compensation expense for options granted to non-employees in accordance with Statement 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The adoption of Statement 123R resulted in the recognition of $13,729 of compensation expense during the quarter ended March 31, 2007.  No compensation expense was recognized during the quarter ended March 31, 2008.  We had no unrecorded compensation cost relating to options issued but not yet vested as of March 31, 2008. Premier cancelled its stock option plan in December 2006.  Options for 18,000 shares remained outstanding as of March 31, 2008.

See also “Loss per Share” in this Note 1, and Note 6.  Restricted Stock Unit Grants

Reclassifications

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Xedar Corporation
Notes to Financial Statements

Goodwill Impairment

We tested Atlantic’s goodwill for impairment in the first quarter, which is the annual anniversary of its acquisition.  Our original impairment analysis was based on an assessment of several federal government contracts that had not yet occurred; our assessment was based on both the size and timing of those prospective contracts.  During the first quarter of 2008, a contract with a federal intelligence agency that Atlantic was expecting was awarded to another company.  Accordingly, in March 2008, we recorded a goodwill impairment loss of $618,000 for Atlantic that was related to the impact of this lost contract on the estimated fair value of Atlantic.  We estimated the fair value of Atlantic using the expected present value of future cash flow.

Recent Accounting Pronouncements

We continue to evaluate the impact of SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which are required to be adopted at the beginning of our 2009 fiscal year. Further information on these accounting pronouncements is located in our 2007 Form 10-KSB.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 the Company only partially adopted the provisions of SFAS No. 157 because of the issuance of Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which allows companies to delay the effective date of SFAS No. 157 for non-financial assets and liabilities. The partial adoption had no impact on our consolidated financial position and results of operations.  Management does not believe that the remaining provisions will have a material effect on our consolidated financial position and results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not affect disclosure requirements in other accounting standards. We adopted SFAS No. 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s consolidated financial position and results of operations.

Loss per Share

Because we incurred losses for each of the periods reported we did not include outstanding stock options, warrants and restricted stock units (RSU’s) in the calculation of diluted weighted average shares outstanding, because the effect of such securities would have been anti-dilutive.  Accordingly, our basic and diluted weighted average shares outstanding were the same for the periods reported.

Xedar Corporation
Notes to Financial Statements

Note 2.  Other Related Party Transactions

For the quarter ended March 31, 2008, our sales to our LandPixx joint venture partner were $180,000, for their use of the LandPixx aircraft and equipment, with related March 31, 2008, accounts receivable of $153,000.

Note 3.  Lines of Credit

We have a business agreement with KeyBank National Association (“KeyBank”), pursuant to which we have a $1,000,000 revolving line of credit. This line of credit had an outstanding balance of $843,000 at March 31, 2008.  The line calls for monthly interest payments and expires on October 10, 2008.  We had a $157,000 letter of credit outstanding on this line at March 31, 2008.  The letter of credit guarantees our performance on certain contracts and decreases the credit available on the line of credit.

We have a second line of credit with KeyBank for $500,000.  On March 3, 2008, we borrowed $1,000,000 from our president and CEO, Hugh Williamson (see Note 5).   We used $478,000 of the loan to pay off our second line of credit with KeyBank.

Note 4.  Land Pixx Notes Payable

On March 3, 2008, LandPixx borrowed $1,352,612 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off most of its outstanding loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Mr. Hugh H. Williamson, III, our CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.

Also on March 3, 2008, LandPixx borrowed $185,000 from BOW, which it used to pay off the remainder of its outstanding loans.  This BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Mr. Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.

Note 5.  Related Party Loan

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  We used $478,000 of the loan to pay down our line of credit with KeyBank National Association.  We are using the remainder of the loan for working capital.  The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  On April 23, 2008, our board determined that additional working capital was necessary, and Mr. Williamson has agreed to loan us up to an additional $1,000,000 on the same terms and conditions pursuant to which the March 3, 2008 loan was made, such that we may now borrow an amount not to exceed $2,000,000 under the loan.

Xedar Corporation
Notes to Financial Statements

During 2007, we borrowed $141,000 from our chairman and chief executive officer.  All amounts were paid in full by December 31, 2007, except that at March 31, 2008, we had accrued interest of $6,000 payable at 8.25%.

Note 6.  Restricted Stock Unit Grants

We issued restricted stock unit awards to a group of employees and contractors on January 2, 2008.  A restricted stock unit award is a grant valued in terms of our common stock, but stock is not issued at the time of the grant.  After the vesting period has been satisfied, we distribute shares of our common stock to the recipient.

We measure the employee grants at the fair value of the unit on the grant date, when the stock price was $2.17, and recognize this expense ratably over the requisite service periods, which are the vesting periods.  Because of the short vesting periods, we assumed a zero forfeiture rate.  If there are forfeitures, we will adjust the expense recognition downward as those forfeitures occur.

We issued units for 159,316 shares to 18 employees, vesting between July 2008 and March 2010.  We issued units for 21,000 shares to eight contractors, vesting in July 2008.

We are recording $210,000 compensation expense (offset to common stock) for the employee awards ratably over the employee requisite service periods.  The charge to expense for the employee awards for the quarter ended March 31, 2008, was $99,000.  We recorded a $46,000 charge to expense for the contractor-related grants using the fair value on January 2, 2008.

Note 7.  Director Fees

In February 2007, we granted 60,000 shares to members of the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation is $147,000. We are charging this amount to expense over 36 months, of which $12,000 was recorded during each of the quarters ended March 31, 2007, and 2008.

In March 2008, we granted 12,000 shares to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation is $30,000.  We are charging this amount to expense over 12 months, of which we recorded $7,500 during the quarter ended March 31, 2008.

Note 8.  Segment Information

We manage our business and aggregate our operational and financial information within two reportable segments. Our segments are described in Note 1.  Prior to January 1, 2007 we had an additional segment, our JIS segment.  It was folded into the consulting segment at the end of 2006, and subsequently sold on March 1, 2007.

Financial information for the quarters ended and as of March 31, 2008 and 2007, for our business segments was (in thousands):

	2008	2007
Sales:
Consulting	$2,207	$841
Geographical information systems	2,060	686
Total sales	$4,267	$1,527

Xedar Corporation
Notes to Financial Statements

In the quarter ended March 31, 2008, our sales to two customers which exceeded 10% of total sales were $722,000 and $621,000, respectively.  In the quarter ended March 31, 2007, our sales to two customers which exceeded 10% of total sales were $538,000 and $400,000, respectively. The highest sales were to the same customer in 2008 and 2007. The sales to each of these customers were in the consulting segment both years.

	2008	2007
Income (loss) from operations:
Consulting	$(65)	$7
Geographical information systems	(382)	(62)
Corporate Expense	(1,831)	(1,510)
Total loss from continuing operations	(2,278)	(1,565)

Identifiable fixed assets:
Consulting	$99	$231
Geographical information systems	2,175	2,386
Other	51	51
Less : accumulated depreciation	(442)	(742)
Total fixed assets	$1,883	$1,926

Intangibles:
Consulting	$8,049	$8,049
Geographical information systems	3,970	3,970
Less : accumulated amortization	(1,835)	(1,291)
	$10,184	$10,728

Depreciation and amortization (including intangibles)
Consulting	$302	$114
Geographical information systems	362	49
Other	4	1
Total	$668	$164

As discussed in Note 1, we sold our JIS segment in March 2007.   For the quarter ended March 31, 2007, the JIS segment had no significant activity other than the gain from the sale of the segment.

Note 9.  Pro Forma Financial Information

Below are our consolidated results of operations for the quarter ended March 31, 2007, as though the business acquisitions made during 2007 had been completed as of January 1, 2007.

Sales	4,242,000
Net loss	(1,711,000)
Income (loss) per share	(0.07)

Note 10.  Subsequent Events

On April 23, 2008, we entered into a 24 Month Consulting Agreement Extension/Amendment to Agreement (the Consulting Agreement), ratified by our Board, with Capital Group Communications, Inc. (Capital), concerning the provision by Capital    to us of certain investor communications and public relations services.  As consideration for the Consulting Agreement, we have agreed to issue to Capital 500,000 shares of our restricted common stock immediately following the date upon which our common stock is listed on the American Stock Exchange, so long as the listing occurs by July 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information includes certain forward-looking statements.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by us and considered by us to be reasonable.  Our future operating results, however, are impossible to predict; the reader should infer no representation, guaranty or warranty from those forward-looking statements.

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

Overview

We operate in two segments.

First, our Geographical Information Systems (GIS) segment obtains geographical and land information ownership data from the BLM and various states and counties and converts this information into databases which we sell to oil and gas companies, as well as several agencies of the federal government, along with browser software that allows users to easily access ownership information about specific parcels of land.  This service is offered both on compact disc and through an Internet site.  We also provide data editing and enhancement, scanning, data conversion, data integration, and custom mapping services.  The typical customer uses these services to convert existing GIS data into a digital format, extract information from aerial imagery, or to integrate disparate data sets.

Second, our consulting segment provides strategic consulting, information technology systems and enterprise assurance, and security analysis services to various federal government agencies.  We use an internally-developed systems security analysis tool to improve the efficiency of our consultants, which allows us to bid more competitively for new work.

We have over 200 commercial and government customers.  Approximately 80% of our revenue is derived from government customers, which include the U.S. State Department, the Internal Revenue Service, the Defense Department, various intelligence agencies and the BLM.  Our commercial customers include most of the major domestic petroleum companies including: Anadarko Petroleum, BP America, ConocoPhillips, Devon Energy, EnCana, Shell, Williams Production, and Yates Petroleum.

Acquisitions
In January 2007, we acquired Land Links Company, Ltd. (Land Links).  In March 2007, we acquired Atlantic Systems Corporation (Atlantic) and in October 2007, we acquired Pixxures, Inc. (Pixxures).  These acquisitions are part of an ongoing strategy to build a significant proportion of our revenue, profit, and cash flow by acquiring companies that will fit into our existing geospatial and consulting segments.   We have engaged in acquisition discussions with multiple companies, and periodically conduct due diligence reviews of candidate acquirees, using both financial and operational criteria.  We have also discussed purchase terms with a number of companies that passed our due diligence reviews.  However, we can rarely determine which candidate acquirees will accept our purchase offers, as well as the dates on which such transactions are likely to close.

In January 2007, we engaged the services of three investor relations firms in exchange for 1,200,000 shares of our common stock. We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of contract terms, we charged the entire value of the three agreements to expense in the first quarter.

In February 2007, we granted 60,000 shares of common stock to members of the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation is $147,000. We are charging this amount to expense over 36 months, of which $12,000 was recorded during each of the quarters ended March 31, 2007, and 2008.

In February 2007, we sold the JIS segment to an unrelated third party for $75,000, plus an additional $65,000 for support services to be provided during the subsequent six months.

In March 2008, we granted 12,000 shares to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation is $30,000.  We are charging this amount to expense over 12 months, of which we recorded $7,500 during the quarter ended March 31, 2008.

Opportunities, challenges and risks

Key opportunities include our

•	Use of recent and prospective acquisitions to qualify for bidding on larger government contracts;
•	Use of additional employee skills gained from recent and prospective acquisitions to gain a higher review rating on more government contracts; and
•	To take advantage of these opportunities, our Land Links, Premier and Pixxures subsidiaries are now jointly bidding on selected GIS contract proposals.

Material challenges and risks include

•
The acquisition of a number of acquirees sufficient to create a cash flow neutral or positive position, which we estimate will be at a total revenue level of approximately $30 million, depending on the cash flow of individual acquirees.

•
Our monthly cash burn rate is approximately $250,000.  Given continuing commitments by Mr. Williamson to provide funding, as well as our efforts to obtain funding elsewhere, and budgeted improvements in our operational plans, we believe that we can obtain sufficient funding for our operations through the end of 2008.

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

•
An additional challenge and risk relates to the decline in our consulting segment’s sales because of decreases in contracts and customers.  Sales in our FuGEN subsidiary declined in the first quarter of 2008 compared to the first quarter of 2007 by $249,000, or 36%.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  We do not expect any significant changes in our other government consulting contracts in 2008.  Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.  In the first quarter of 2008, 31% of our sales were to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the sales of our consulting segment.

•
In the first quarter of 2008, we obtained approximately 9% of our sales from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $14,000.

•
The federal government has substantially reduced its spending in order to channel funding into various war efforts, resulting in funding reductions on several system security projects.  The federal government has repeatedly shifted funding out of its established programs to fund its various war efforts.  These funding reductions have repeatedly reduced the budgets of several system security projects in which our staff were involved.  If the war effort continues, we can expect to see reduced staffing levels on many federal projects in which we are involved, as well as the risk of outright program cancellation.  Continued funding reductions may reduce or eliminate FuGEN and Atlantic subsidiaries’ sales, which derive much of their business from the federal government.

•	We expect to continue amortizing intangible assets associated with existing acquisitions for the next five to eight years.

Known Trends, Events, Demands, Commitments and Uncertainties

Our business plan is contingent upon the completion of several acquisitions during 2008 in order to achieve a cash flow neutral or positive situation.  Our ability to attract cash-flow positive acquisitions is dependent upon being listed on a national stock exchange, because this allows us to pay acquiree shareholders with stock, which they can sell.  Accordingly, we have applied for listing on the American Stock Exchange (AmEx).   AmEx is currently reviewing our application.

In our GIS segment, the number of database subscriptions sold each year is now holding steady.  It is uncertain if this trend will continue, because it depends on the availability of new databases to sell to our customers, their price sensitivity in buying additional databases or renewing current ones, and the presence of competing databases from competitors.  Trends are highly variable within our consulting segment, where sales levels can change dramatically, based on the supply of federal funding for security projects in which we are involved.  For example, the funded staffing level for our State Department project has varied between three and 25 employees over the past three years.  Thus, we find that the level of uncertainty is significantly greater in our consulting segment than in our GIS segment.

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
General
Total headcount	103	104	65	64	68

FuGEN
Total backlog (000s)	$810	$560	$875	$795	$1,631
% Consulting hours billed	76%	77%	104%	72%	78%

Pixxures
Total backlog (000s)	$638	$-	N/A	N/A	N/A
Headcount	36	38	N/A	N/A	N/A

Atlantic
% Consulting hours billed	98%	73%	91%	83%	N/A

Premier/LandLinks
Backlog (000s)	$608	$645	$1,007	$422	$399
Annual subscriptions (000s)	$1,386	$1,364	$1,390	$1,472	$1,384
Subscription loss rate	6%	8%	5%	5%	6%

We particularly focus on backlog, percentage utilization, total annual subscriptions, and the subscription loss rate.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since we prepared our December 31, 2007, Annual Report on Form 10-KSB, except as indicated below.  We refer the reader to the discussion in that Annual Report.

Goodwill Impairment

The measurement in the March 2008 quarter of Atlantic’s goodwill resulted in a $618,000 impairment charge to our results of operations, reducing Atlantic’s goodwill from $4,823,000 to $4,205,000.

The fair value of the Atlantic goodwill declined because:

Our original analysis of the goodwill was based on an assessment of several federal government contracts that had not yet occurred; our analysis was based on both the size and timing of those prospective contracts.  During the March 2008 quarter, a contract with a federal intelligence agency that Atlantic was expecting was awarded to another company.  Accordingly, in March 2008, we recorded a goodwill impairment loss of $618,000 related to the impact of this last contract on the fair value of Atlantic.

We believe the post-impairment fair value of the Atlantic goodwill does not diverge materially from the amounts we currently anticipate realizing from the expected present value of future cash flow of Atlantic.

Liquidity and Capital Resources

Lines of Credit; Loans
On June 8, 2007, we signed a business loan agreement, effective June 7, 2007, with KeyBank National Association (KeyBank), pursuant to which we obtained a $500,000 revolving line of credit.  The line of credit is evidenced by a loan agreement and promissory note bearing interest a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 8.25%.  On September 28, 2007, we increased the line of credit to $1,000,000.  The increased line of credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of Lender, with an initial interest rate equal to 7.5%.  On December 10, 2007, we increased the line of credit a second time to $1,500,000.  This additional line of credit is evidenced by a promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 7.5%.

As security for the line of credit, we executed commercial security agreements in favor of KeyBank.  Hugh H. Williamson, III, our President and CEO, has entered into a commercial guaranty, personally guarantying full and punctual payment of all of our obligations arising under the line of credit.  At March 31, 2008, the principal outstanding on the loan was $843,000.

There was no material relationship between us and KeyBank prior to entering into the line of credit.

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III. We used $478,000 of the loan to pay down our line of credit with KeyBank. We are using the remainder of the loan for working capital. The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  On April 23, 2008, our Board determined that additional working capital was necessary, and Mr. Williamson has agreed to loan us up to an additional $1,000,000 on the same terms and conditions pursuant to which the March 3, 2008 loan was made, such that we may now borrow an amount not to exceed $2,000,000 under the terms of the loan.

Investment in Joint Venture: Loan guarantee
In April, 2007, prior to our acquisition of Pixxures, Pixxures and an unrelated entity formed a joint venture, LandPixx, LLC (LandPixx), for the purpose of acquiring, operating, and leasing a digital sensor and aircraft.  Each of the two parties contributed cash of $133,743, and LandPixx became a 50% owned subsidiary of Pixxures.  LandPixx entered into a term loan agreement with Silicon Valley Bank (Silicon Valley) for up to $1,400,000 to acquire a digital sensor.  On September 28, 2007, we entered into an Unconditional Guaranty with Silicon Valley of the above loan for a maximum of $1,400,000, plus interest and expenses.  We guaranteed full payment and performance of all obligations of LandPixx pursuant to the original loan agreement dated April 23, 2007.

On July 13, 2007, LandPixx entered into a term loan with Biltmore Bank of Arizona (Biltmore) for $452,355, which was the funding for the acquisition by LandPixx of a Cessna 402C.  The three companies are all co-borrowers.  The loan matures on July 13, 2012.  Beginning in August 2007, the loan requires monthly payments of $8,044 with one final payment of $100,259 on July 13, 2012.

On March 3, 2008, LandPixx borrowed $1,352,612 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off most of the above Silicon Valley and Biltmore loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.

Also on March 3, 2008, LandPixx borrowed $185,000 from BOW which it used to pay off the remainder of the loans from Silicon Valley and Biltmore.  The BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.

We had $184,000 of cash and cash equivalents at March 31, 2008.  Our total current assets at March 31, 2008 were $3,401,000. We also had non-current assets of $19,388,000, including $10,184,000 in net intangible assets and $7,321,000 in goodwill.  Our total assets as of March 31, 2008 were $22,789,000.

Our total current liabilities were $4,729,000 at March 31, 2008, which included unrecorded subscription revenue of $678,000, billings in excess of earnings of $32,000, accounts payable of $1,109,000, accrued compensation of $327,000, short-term notes payable to related parties of $1,000,000,  current portion of notes payable of $461,000, outstanding line of credit of $843,000 and other accrued expense of $279,000.

Net Cash from Continuing Operations - Operating Activity

During the quarter ended March 31, 2008, our operating activity used $655,000 of cash. This included a $2,278,000 net loss, largely offset by non-cash items of $668,000 of depreciation and amortization, a $618,000 goodwill impairment charge and $165,000 of stock issued for services.  During the same period in 2007, our operating activity used $274,000 of cash. This resulted from a $1,489,000 net loss, primarily offset by $1,092,000 of stock issued for services and $164,000 of depreciation and amortization.

Net Cash from Continuing Operations - Investing Activity

In our investing activity we used $73,000 and $57,000 of net cash for the quarters ended March 31, 2008, and 2007, respectively.  We invested in computer hardware and software, primarily in our GIS segment.

Net Cash from Continuing Operations - Financing Activity

Our financing activity provided $480,000 for the quarter ended March 31, 2008.  The main source of the cash was a $1,000,000 loan from our President and CEO, Hugh H. Williamson, III.  It was largely offset by $478,000 used to pay down our line of credit with KeyBank.  We also replaced a $1,579,000 loan with a $1,537,000 loan having better payment terms.  We used $409,000 net cash in our financing activity for the quarter ended March 31, 2007, which included a $400,000 payment to the former controlling shareholders of the shell corporation, as partial consideration for the purchase of the entity by us.

Evaluation of amounts and certainty of cash flow

Our cash flow from operations has been negative for the last two years. We have budgeted for positive cash flow from operations by July 2008, which represents a revenue level of approximately $25 million. We expect to use all cash available to us under our existing line of credit, and will then need additional sources of funding. We are working to obtain additional sources of outside funding. Mr. Hugh H. Williamson III, our Chairman and CEO, provided $1,000,000 of additional funding in March 2008. On April 23, 2008, Mr. Williamson agreed to loan us up to an additional $1,000,000. We believe we can obtain the necessary funding to support our 2008 budget requirements.

Given continuing commitments by Mr. Williamson to provide funding, as well as our efforts to obtain funding elsewhere, and budgeted improvements in our operational plans, we believe that we can obtain sufficient funding for our operations through the end of 2008.

$1.4 million of our annual cash flow originates from database subscriptions that we bill primarily to large oil and gas exploration and production companies.  We consider this cash flow to be very reliable, given that 94% of all subscriptions are renewed each year.  Nearly all of our remaining cash flow is from the federal government or large prime contractors through whom we do business with the federal government.  The cash inflow associated with the federal government is generally paid within 30 to 60 days of the original invoice dates, with immaterial amounts of bad debts.  The primary uncertainty surrounding governmental cash flow is that projects are not renewed for additional option years, usually due to funding shortfalls within the federal government.

Results of Operations

Net loss

In the quarter ended March 31, 2008, we incurred a net loss of $2,278,000, compared to a net loss of $1,489,000 in the quarter ended March 31, 2007, an increase of 53%.  Our sales for the quarter ended March 31, 2008 increased by 2,740,000, or 179%, compared to the same 2007 quarter
The main reasons our sales grew but our net loss increased were:

•	An increase in intangibles amortization of $428,000;
•	Goodwill impairment expense of $618,000 (0 in the first quarter of 2007);
•	An increase in legal, accounting and other professional services related to legal filings, stock registration and acquisitions of $103,000;
•	An increase in our gross profit of $150,000, due to increased volume of activity from acquisitions offset by lower margin sales;
•	An increase in administrative payroll of $191,000;
•	An increase of other selling and administrative expense of $569,000, primarily due to rent and insurance expense of newly acquired Atlantic and Pixxures subsidiaries.

Other factors increasing the net loss were an increase in interest expense of $25,000 and the sale of the Justice Information Systems Division in the quarter ended March 31, 2007, resulting in a $75,000 gain, compared to none in the quarter ended March 31, 2008.  The main factor offsetting the increased net loss was investor relation expense.  In the quarter ended March 31, 2007, we incurred $1,080,000 of investor relations expense, compared to none in the quarter ended March 31, 2008.  The minority interest’s share in our loss was $15,000 for the quarter ended March 31, 2008, compared to none in the same 2007 quarter.

The above variances are discussed in more detail below.

Sales

In the quarter ended March 31, 2008, we sold $4,267,000 of services, compared to $1,527,000 for the quarter ended March 31, 2007, an increase of $2,740,000 or 179%.  This increase was largely due to sales made by Atlantic, as well as the acquisition of Pixxures in 2007.  These two subsidiaries sold $3,019,000 and $172,000 of services for the quarter ended March 31, 2008 and 2007, respectively.  Premier’s sales increased by $125,000, or 18%.  FuGEN’s sales declined in the first 2008 quarter compared to the first 2007 quarter by $232,000, as a result of reduced funding on government contracts and consolidation among commercial oil and gas customers.

Sales increased in our GIS segment from $686,000 in the first 2007 quarter to $2,060,000 in the first 2008 quarter, a 200% increase.  This increase was primarily caused by sales by Pixxures, which we acquired in October 2007.  Pixxures produced 29% of total sales for the first 2008 quarter.  Premier’s sales increased by $125,000, or 18%, in the first 2008 quarter compared to the first 2007 quarter.  We expect that continuing consolidation among commercial oil and gas customers will likely flatten further growth of this segment during 2008.

Our consulting segment increased sales from $841,000 to $2,207,000 in the first quarters of 2007 and 2008, respectively, a 162% increase.  This increase was primarily caused by sales of Atlantic, which we acquired in March 2007.  Atlantic’s sales were 41% of our total sales for the first 2008 quarter.  On the other hand, FuGEN’s sales decreased by $232,000, or 35%, in the first 2008 quarter compared to 2007.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  We do not expect any significant changes in our other government consulting contracts in 2008.

Cost of sales; gross profit

Cost of sales increased to $3,799,000 from $811,000, or 368%, for the quarters ended March 31, 2008 and 2007 respectively.  This increase is explained below.

The margin of our consulting segment increased to $313,000, or 14%, from $7,000, or 1%, for the first 2008 and 2007 quarters, respectively.  Cost of sales for the consulting segment increased to $1,894,000, of which $1,538,000 was compensation cost of Atlantic, which was $147,000 in the first 2007 quarter.  FuGEN’s cost of sales decreased in the first 2008 quarter compared to 2007 by $243,000, or 41%, which was in line with revenue reduction in this segment caused by a reduced number of consulting contracts with the State Department.

The GIS segment margin decreased to $156,000, or 8%, from $211,000, or 31%, for the first 2008 and 2007 quarters, respectively.  This decrease occurred because we earn a lower margin on GIS production contracts compared to subscription services.  In 2008, the GIS segment had significantly more production contracts.  We expect our margins to continue to decrease as Pixxures’ results (which are production contracts), will be included for a full twelve months in 2008 instead of only three months in 2007.  Cost of sales for the GIS segment increased by $1,429,000, of which $926,000 was related to Pixxures’ expenses, which was zero in the first 2007 quarter, because we had not yet acquired it.

Compensation
Our compensation expense increased by 191,000, or 139%, in the first 2008 quarter compared to the first 2007 quarter.  This increase resulted from the efficiencies of combined operations that produced a 179% increase in sales for the same period.

Amortization of intangibles
In the first 2008 quarter, we incurred $544,000 of amortization of intangibles resulting from acquisitions of Land Links, Atlantic and Pixxures.  In the first 2007 quarter, this expense was $117,000, consisting primarily of Land Link’s intangibles amortization.

Investor relations expense
We incurred no investor relations expense in the first 2008 quarter, compared to $1,080,000 in the first 2007 quarter.  In January 2007, we engaged the services of three investor relations firms (Capital Group Communications, Inc. (Capital), Livestrong Venture Capital, Inc., and C.C.R.I. Corporation) in exchange for 1,200,000 shares of our common stock.  These firms were retained to disseminate information about us to shareholders, brokers, dealers, analysts, and other investment professionals.  In addition, C.C.R.I. Corporation had agreed to prepare corporate research reports for distribution to brokers and investors, and to give presentations to broker and investor groups.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter of 2007.

On April 23, 2008, we entered into a 24 Month Consulting Agreement Extension/Amendment to Agreement (the Consulting Agreement), ratified by our board, with Capital, concerning the provision by Capital to us of certain investor communications and public relations services.  As consideration for the Consulting Agreement, we have agreed to issue to Capital 500,000 shares of our restricted common stock immediately following the date upon which our common stock is listed on the American Stock Exchange, so long as the listing occurs by July 31, 2008.

Legal, accounting and outside services
We continue to experience increases in our legal, accounting and outside services as we continue to execute our business plan.  The primary element of this expense is the cost of being public that totaled $276,000 in the first 2008 quarter.  Increase in this expense contributed $103,000 to the overall increase in our net loss in the first 2008 quarter, compared to the same 2007 quarter.

Goodwill impairment
In the first 2008 quarter we recorded a goodwill impairment loss of $618,000 related to Atlantic’s goodwill, with none in the same 2007 quarter.

Other expense
In the first 2008 quarter we incurred $894,000 of other selling and administrative expense, compared to $325,000 in the first 2007 quarter, a 175% increase.  These expenses include benefits, insurance, rent, marketing, supplies and similar expense.  Their increase was primarily due to addition of selling and administrative expense of the newly acquired Atlantic and Pixxures subsidiaries.

We expect our operating expense to increase in the future as we execute our business plan.

Interest expense was $28,000 and $7,000 for the first 2008 and 2007 quarters, respectively.  This included interest accrued on our line of credit and notes payable.

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

We expect that growth in the consulting segment will be founded upon the acquisition of other companies, so that we can use the acquired companies’ sales personnel to cross-sell services to existing customers, while also expanding the specialized skill base of all consultants to provide a greater range of services to customers. This should result in both greater sales penetration with existing federal customers and an expansion into additional federal agencies.

Off-Balance-Sheet Transactions

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative  and Qualitative Disclosures About  Market Risk.

Not Applicable

Item 4T. Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system at December 31, 2007, and at March 31, 2008.  The system and its December 31, 2007 evaluation were reported on in the Management's Annual Report on Internal Control over Financial Reporting included in our 2007 Annual Report on Form 10-KSB.  Our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934  Rule 13a-15(e)) as of December 31, 2007, and March 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Part II

Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, we granted 12,000 shares of common stock to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation was $30,000.  We are charging this amount to expense over 12 months, of which we recorded $7,500 during the quarter ended March 31, 2008.

On April 23, 2008, we entered into a 24 Month Consulting Agreement Extension/Amendment to Agreement (the Consulting Agreement), ratified by our board, with Capital, concerning the provision by Capital to us of certain investor communications and public relations services.  As consideration for the Consulting Agreement, we have agreed to issue to Capital 500,000 shares of our restricted common stock immediately following the date upon which our common stock is listed on the American Stock Exchange, so long as the listing occurs by July 31, 2008.

Item 6. Exhibits

Number	Description
2.2
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
10.1
Interest Purchase Agreement, dated January 1, 2007, between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc.  (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, between Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.5
Stock Purchase Agreement, dated March 22, 2007, between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J. O. McFalls III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 27, 2007)

10.6
First Amendment to Stock Purchase Agreement dated July 26, 2007 between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J.O. McFalls III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 27, 2007)

10.7
Debt Restructuring Agreement, dated December 29, 2006, between Premier Data Services, Inc., Jack Baum, and Sagebrook Technology Partners, L.P.(incorporated by reference to Exhibit 10.6 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.8
Consulting Agreement, dated January 5, 2007, between Xedar Corporation and C.C.R.I. Corporation.(incorporated by reference to Exhibit 10.7 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.9
Consulting Agreement, dated January 9, 2007, between Xedar Corporation and Capital Group Communications, Inc. .(incorporated by reference to Exhibit 10.8 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.10
Financial Consulting Services Agreement, dated January 9, 2007, between Xedar Corporation and Livestrong Venture Capital Partners, Inc. (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.11	Offer Letter, dated March 20, 2007, between Xedar Corporation and Don W. Rakestraw.(incorporated by reference to Exhibit 10.10 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.12	Offer Letter, dated March 15, 2007, between Xedar Corporation and Jeffrey R. Grime.(incorporated by reference to Exhibit 10.11 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.13	Offer Letter, dated March 22, 2007, between Xedar Corporation and J.O. McFalls. (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.14	Subcontractor Agreement, dated January 19, 2007, between BearingPoint, LLC and FuGen, Inc. (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.15	Statement of Work between IBM and FuGen, Inc., dated October 28, 2005 (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form SB-2 filed August 24, 2007)
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
10.22
Asset Purchase Agreement, dated November 1, 2006, between Premier Data Services, Inc., and CustomerSoft, LLC (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

10.23
Agreement and Plan of Merger, dated September 26, 2007, between Xedar Corporation, Pixx Acquisition Corp., and Pixxures, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2007)

10.24
Irrevocable Letter of Credit, by and among KeyBank National Association, on behalf of Xedar, and The Biltmore Bank of Arizona, dated September 27,2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 3, 2007)

10.25	Unconditional Guaranty, by and among Xedar and Silicon Valley Bank, dated September 28, 2007 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 3, 2007)
10.26
Xedar Corporation 2007 Equity Incentive Plan, adopted by the Board of Directors October 23, 2007, (incorporated by reference to Exhibit 5.1 of our Registration Statement on Form SB-2 filed December 19, 2007)

10.27
Promissory Note, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2007)

10.28
Commercial Security Agreement, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 18, 2007)

10.29
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed December 18, 2007)

10.30
Commercial Guaranty, between Humanade, L.L.C and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed December 18, 2007)

10.31
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed December 18, 2007)

10.32
Business Loan Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 23, 2008)

10.33
Promissory Note, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 23, 2008)

10.34
Commercial Security Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 23, 2008)

10.35
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 23, 2008)

10.36
Commercial Guaranty, between Humanade, L.L.C. and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 23, 2008)

10.37
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed January 23, 2008)

10.38
Office Lease, dated February 21, 2008, by and between Xedar Corporation and HTD-Ptarmigan Place, LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2008)

10.39
Business Loan Agreement, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2008).

10.40
Promissory Note, $1,352,612.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K filed March 5, 2008).

10.41
Promissory Note, $185,000.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.3 of our Current Report on Form 8-K filed March 5, 2008).

10.42
Aircraft Security Agreement, dated March 3, 2008, by and between and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.4 of our Current Report on Form 8-K filed March 5, 2008).

10.43
Commercial Guaranty, by and among, Xedar Corporation, LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.5 of our Current Report on Form 8-K filed March 5, 2008).

10.44
Commercial Guaranty, by and among, Landiscor, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.6 of our Current Report on Form 8-K filed March 5, 2008).

10.45
Commercial Guaranty, by and among, Pixxures, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.7 of our Current Report on Form 8-K filed March 5, 2008).

10.46
Secured Subordinated Promissory Note, $1,000,000.00 principal amount, dated March 3, 2008, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to exhibit 10.8 of our Current Report on Form 8-K filed March 5, 2008).

10.47
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to exhibit 10.9 of our Current Report on Form 8-K filed March 5, 2008).

10.48	Waiver – KeyBank National Association for the benefit of Xedar Corporation (incorporated by reference to exhibit 10.10 of our Current Report on Form 8-K filed March 5, 2008).
10.49	Assignment of Deposit Account, between Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.11 of our Current Report on Form 8-K filed March 5, 2008).
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
*Filed with this report.

Signatures

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xedar Corporation

May 14, 2008	By:	/s/ Hugh H. Williamson III
Hugh H. Williamson III President and CEO

Xedar Corporation

May 14, 2008	By:	/s/ Steven M. Bragg
Steven M. Bragg CFO and Treasurer

Exhibit Index

Number	Description
2.2
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
10.1
Interest Purchase Agreement, dated January 1, 2007, between David M. King, Glen W. Thurow, and PDS GIS/LIS, Inc.  (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 5, 2007)

10.2
Stock Purchase Agreement, dated December 29, 2006, between Underwood Family Partners, Ltd., Battersea Capital, Inc., Kanouff LLC, and Xedar Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 5, 2007)

10.3
Purchase Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.4
Consulting Services Agreement, dated February 20, 2007, between Premier Data Services, Inc., a Delaware corporation, and Justice Systems, Inc., a New Mexico corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 26, 2007)

10.5
Stock Purchase Agreement, dated March 22, 2007, between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J. O. McFalls III (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 27, 2007)

10.6
First Amendment to Stock Purchase Agreement dated July 26, 2007 between Xedar Corporation, a Colorado corporation, Atlantic Systems Corporation, a Virginia Corporation, Don W. Rakestraw, Jeffrey R. Grime and J.O. McFalls III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 27, 2007)

10.7
Debt Restructuring Agreement, dated December 29, 2006, between Premier Data Services, Inc., Jack Baum, and Sagebrook Technology Partners, L.P.(incorporated by reference to Exhibit 10.6 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.8
Consulting Agreement, dated January 5, 2007, between Xedar Corporation and C.C.R.I. Corporation.(incorporated by reference to Exhibit 10.7 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.9
Consulting Agreement, dated January 9, 2007, between Xedar Corporation and Capital Group Communications, Inc. .(incorporated by reference to Exhibit 10.8 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.10
Financial Consulting Services Agreement, dated January 9, 2007, between Xedar Corporation and Livestrong Venture Capital Partners, Inc. (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form SB-2 filed August 24, 2007)

10.11	Offer Letter, dated March 20, 2007, between Xedar Corporation and Don W. Rakestraw.(incorporated by reference to Exhibit 10.10 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.12	Offer Letter, dated March 15, 2007, between Xedar Corporation and Jeffrey R. Grime.(incorporated by reference to Exhibit 10.11 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.13	Offer Letter, dated March 22, 2007, between Xedar Corporation and J.O. McFalls. (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.14	Subcontractor Agreement, dated January 19, 2007, between BearingPoint, LLC and FuGen, Inc. (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form SB-2 filed August 24, 2007)
10.15	Statement of Work between IBM and FuGen, Inc., dated October 28, 2005 (incorporated by reference to Exhibit 10.14 of our Registration Statement on Form SB-2 filed August 24, 2007)
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
10.22
Asset Purchase Agreement, dated November 1, 2006, between Premier Data Services, Inc., and CustomerSoft, LLC (incorporated by reference to Exhibit 10.22 of our Registration Statement on Form SB-2/A-1 filed November 13, 2007)

10.23
Agreement and Plan of Merger, dated September 26, 2007, between Xedar Corporation, Pixx Acquisition Corp., and Pixxures, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2007)

10.24
Irrevocable Letter of Credit, by and among KeyBank National Association, on behalf of Xedar, and The Biltmore Bank of Arizona, dated September 27,2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 3, 2007)

10.25	Unconditional Guaranty, by and among Xedar and Silicon Valley Bank, dated September 28, 2007 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 3, 2007)
10.26
Xedar Corporation 2007 Equity Incentive Plan, adopted by the Board of Directors October 23, 2007, (incorporated by reference to Exhibit 5.1 of our Registration Statement on Form SB-2 filed December 19, 2007)

10.27
Promissory Note, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2007)

10.28
Commercial Security Agreement, dated December 10, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 18, 2007)

10.29
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed December 18, 2007)

10.30
Commercial Guaranty, between Humanade, L.L.C and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed December 18, 2007)

10.31
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed December 18, 2007)

10.32
Business Loan Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 23, 2008)

10.33
Promissory Note, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 23, 2008)

10.34
Commercial Security Agreement, dated September 28, 2007, between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 23, 2008)

10.35
Commercial Guaranty, between Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 23, 2008)

10.36
Commercial Guaranty, between Humanade, L.L.C. and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 23, 2008)

10.37
Commercial Guaranty, between Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed January 23, 2008)

10.38
Office Lease, dated February 21, 2008, by and between Xedar Corporation and HTD-Ptarmigan Place, LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2008)

10.39
Business Loan Agreement, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2008).

10.40
Promissory Note, $1,352,612.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K filed March 5, 2008).

10.41
Promissory Note, $185,000.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.3 of our Current Report on Form 8-K filed March 5, 2008).

10.42
Aircraft Security Agreement, dated March 3, 2008, by and between and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.4 of our Current Report on Form 8-K filed March 5, 2008).

10.43
Commercial Guaranty, by and among, Xedar Corporation, LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.5 of our Current Report on Form 8-K filed March 5, 2008).

10.44
Commercial Guaranty, by and among, Landiscor, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.6 of our Current Report on Form 8-K filed March 5, 2008).

10.45
Commercial Guaranty, by and among, Pixxures, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.7 of our Current Report on Form 8-K filed March 5, 2008).

10.46
Secured Subordinated Promissory Note, $1,000,000.00 principal amount, dated March 3, 2008, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to exhibit 10.8 of our Current Report on Form 8-K filed March 5, 2008).

10.47
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to exhibit 10.9 of our Current Report on Form 8-K filed March 5, 2008).

10.48	Waiver – KeyBank National Association for the benefit of Xedar Corporation (incorporated by reference to exhibit 10.10 of our Current Report on Form 8-K filed March 5, 2008).
10.49	Assignment of Deposit Account, between Hugh H. Williamson, III, and Bank of the West (incorporated by reference to exhibit 10.11 of our Current Report on Form 8-K filed March 5, 2008).
31.1*	Certification of President and Chief Executive Officer required by Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1*	Certification of President and Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
*Filed with this report.