Form 10-Q
period 2008-06-30
XEDAR CORP
filed 2008-08-14
CIK 108770

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

or

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
(Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

We had 26,198,646 shares of common stock, no par value, outstanding on July 15, 2008.

Part I

Financial Information

Item 1. Financial Statements

Xedar Corporation
Consolidated Balance Sheet
	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$104,000	$432,000
Trade accounts receivable, net of allowance for doubtful accounts of $9,000 and $10,000, respectively	2,826,000	2,749,000
Unbilled revenue	452,000	182,000
Related party receivable	54,000	272,000
Other current assets	144,000	165,000
Total Current Assets	3,580,000	3,800,000
Property and equipment, net	1,803,000	1,926,000
Intangible assets, net	9,640,000	10,728,000
Goodwill	7,321,000	7,954,000
Total Assets	$22,344,000	$24,408,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	864,000	$1,126,000
Deferred revenue	625,000	639,000
Accrued compensation	295,000	240,000
Accrued liabilities	253,000	397,000
Line of credit	1,000,000	1,321,000
Related party note payable	2,100,000	-
Current portion of notes payable	461,000	459,000
Total Current Liabilities	5,598,000	4,182,000

Notes payable - less current portion	1,038,000	1,094,000
Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 26,198,646 and 26,186,646 shares issued and outstanding, respectively	25,535,000	25,264,000
Unearned compensation	(89,000)	(98,000)
Stockholder note receivable	(206,000)	(202,000)
Accumulated deficit	(9,532,000)	(5,832,000)
Total Stockholders' Equity	15,708,000	19,132,000
Total Liabilities and Stockholders' Equity	$22,344,000	$24,408,000

See Financial Statement Notes

Xedar Corporation
Consolidated Statement of Operations
(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$4,387,000	2,777,000	$8,654,000	$4,303,000
Cost of sales	3,601,000	1,819,000	7,400,000	2,705,000
Gross profit	786,000	958,000	1,254,000	1,598,000

Selling and Administrative Expense
Compensation and payroll taxes	547,000	528,000	974,000	988,000
Amortization of intangibles	544,000	315,000	1,088,000	432,000
Investor relations expense	-	-	-	1,080,000
Legal, accounting and outside services	263,000	180,000	612,000	400,000
Goodwill impairment expense	-	-	618,000	-
Other expense	784,000	406,000	1,579,000	731,000
Total Selling and Administrative Expense	2,138,000	1,429,000	4,871,000	3,631,000

Net Operating (Loss)	(1,352,000)	(471,000)	(3,617,000)	(2,033,000)
Other income (expense)	(95,000)	13,000	(123,000)	10,000

(Loss) from continuing operations before minority interest	(1,447,000)	(458,000)	(3,740,000)	(2,023,000)
Minority interest in net loss of consolidated subsidiary	25,000	-	40,000	-
Income (Loss) from continuing operations	(1,422,000)	(458,000)	(3,700,000)	(2,023,000)

Discontinued operations, net of income tax effect:
Income from discontinued Justice Information
Systems division	-	-	-	75,000

Net Loss	$(1,422,000)	$(458,000)	$(3,700,000)	$(1,948,000)

Net Loss per Share - Basic and Diluted:
Loss per share Continuing Operations	$(0.05)	$(0.02)	$(0.14)	$(0.09)
Loss per share Discontinued Operations	$-	$-	$-	$0.00
Net loss per share	$(0.05)	$(0.02)	$(0.14)	$(0.09)

Shares Used in Computing Net Loss per Share:
Basic and Diluted	26,198,646	22,650,519	26,194,646	21,630,519

See Financial Statement Notes

Xedar Corporation
Consolidated Cash Flow Statement
(unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash Flow Used by Operating Activity:
Net Loss	$(3,700,000)	$(1,948,000)
Adjustments to reconcile net loss to net cash provided by operating activity
Stock issued for services	280,000	1,104,000
Stock option expense for exchange of options	-	14,000
Depreciation	248,000	74,000
Amortization of intangibles	1,088,000	432,000
Goodwill impairment	618,000	-
Loss on disposition of property and equipment	-	2,000
Accrued interest on note receivable from stockholder	(4,000)	(2,000)
Changes in current assets and current liabilities:
Trade accounts receivable	(77,000)	197,000
Unbilled revenue	(270,000)	-
Related party receivable	218,000	-
Other assets	36,000	(6,000)
Accounts payable	(262,000)	(300,000)
Accrued compensation	55,000	-
Accrued liabilities	(144,000)	(71,000)
Deferred revenue	(14,000)	(159,000)
Net Cash (Used) by Operating Activity	(1,928,000)	(663,000)
Cash Flow Used by Investing Activity
Acquisition of property and equipment	(125,000)	(85,000)
Net Cash (Used) by Investing Activity	(125,000)	(85,000)
Cash Flow from Financing Activity
Payments on short-term notes payable	(478,000)	(481,000)
Proceeds from short-term notes payable	157,000	-
Payments on long-term notes payable	(1,591,000)	-
Proceeds from long-term notes payable	1,537,000	48,000
Proceeds from a related party note payable	2,100,000	-
Net Cash Provided (Used) by Financing Activity	1,725,000	(433,000)
Net (Decrease) Increase in Cash	(328,000)	(1,181,000)
Cash and Cash Equivalents - Beginning of year	432,000	1,355,000
Cash and Cash Equivalents - End of six month period	$104,000	$174,000
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Issuance of 3,000,000 shares to buy Atlantic Systems, Inc.	$-	$8,250,000
Common stock subscription issuable	-	5,109,000
Issuance of 360,000 shares to buy Land Links Company, LTD	-	360,000
Stock option expense for exchange of options	-	13,000

Interest payments	$78,000	$-

See Financial Statement Notes

Xedar Corporation
Notes to Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Premier Data Services, Inc. (Premier), a Delaware corporation, began operation in 1994. In December 2006, Premier acquired Xedar Corporation (Xedar) in a reverse merger. We accounted for the transaction as a reverse acquisition of Xedar by Premier.  Premier was deemed to be the purchaser and surviving company for accounting purposes.

We operate in two segments.  Our geographical information systems (GIS) segment includes our wholly owned Premier (including Land Links Company Ltd) and Pixxures, Inc. (Pixxures) subsidiaries and our 50% owned LandPixx, LLC (LandPixx) subsidiary.  This segment provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  The segment’s client base includes the Bureau of Land Management (BLM), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 18% of the segment revenue comes from subscriptions to database products, and 82% from production services.  There is typically a modest decline in revenue related to GIS production services during the fourth quarter of each year, because of reduced client activity levels and a smaller number of business days than in other quarters.

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

Our consulting segment includes our wholly owned FuGEN, Inc. (Fugen) and Atlantic Systems Corporation (Atlantic) subsidiaries.  This segment provides independent verification and validation, information assurance, security analysis and consulting services to several federal agencies.  We are a prime contractor to the military and intelligence agencies.  We serve the Internal Revenue Service, U.S. Agency for International Development and the U.S. State Department as a subcontractor.  There is typically a modest decline in consulting revenue during the fourth quarter of each year, because of a smaller number of business days than in other quarters that is driven by a high concentration of mandatory federal government holidays.

Until we sold it in February 2007 we had a Justice Information (JIS) segment which created and installed court case management systems.

On January 1, 2007, we acquired Land Links Company Ltd. (Land Links).  On March 22, 2007, we acquired all of the outstanding stock of Atlantic.  On October 1, 2007, we acquired all of the outstanding stock of Pixxures.  Pixxures owns our 50% interest in LandPixx.  We consolidate LandPixx because we control the entity.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting standards (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

The adoption of Statement 123R resulted in the recognition of $13,729 of compensation expense during the six months ended June 30, 2007.  We recorded no compensation expense related to stock options during the six months ended June 30, 2008.  We had no unrecorded compensation cost relating to options issued but not yet vested as of June 30, 2008. Premier cancelled its stock option plan in December 2006.  Options for 18,000 shares remained outstanding as of June 30, 2008.

See also “Loss per Share” in this Note 1, and Note 7 Restricted Stock Unit Grants.

Xedar Corporation
Notes to Financial Statements

Goodwill Impairment

We tested Atlantic’s goodwill for impairment in the first 2008 quarter, which includes the annual anniversary of its acquisition.  Our original impairment analysis was based on an assessment of several federal government contracts that had not yet occurred; our assessment was based on both the size and timing of those prospective contracts.  During the first 2008 quarter, a contract with a federal intelligence agency that Atlantic was expecting was awarded to another company.  Accordingly, in March 2008, we recorded a goodwill impairment loss of $618,000 for Atlantic related to the impact of this lost contract on the estimated fair value of Atlantic.  We estimated the fair value of Atlantic using the expected present value of future cash flow.  We had scheduled no impairment testing during second 2008 quarter and no events or changes in circumstances occurred which indicated that the carrying amounts of any of our assets may not be recoverable.

Recent Accounting Pronouncements

We continue to evaluate the impact of Statement 141R, Business Combinations and Statement 160, Noncontrolling Interests in Consolidated Financial Statements, which become effective for us on January 1, 2009. Further information on these accounting pronouncements is located in our 2007 Form 10-KSB.

In September 2006, the FASB issued Statement 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we only partially adopted the provisions of Statement 157 because of the issuance of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which allows companies to delay the effective date of Statement 157 for non-financial assets and liabilities. The partial adoption had no material impact on our consolidated financial position and results of operations.  Management does not believe that the remaining provisions will have a material effect on our consolidated financial position and results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Statement 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not affect disclosure requirements in other accounting standards. We adopted Statement 159 effective January 1, 2008, and the adoption had no material impact on our financial position and results of operations.

Loss per Share

Because we incurred losses for each of the periods reported we did not include outstanding stock options, warrants and restricted stock units in the calculation of diluted weighted average shares outstanding, because the effect of such securities would have been anti-dilutive.  Accordingly, our basic and diluted weighted average shares outstanding were the same for the periods reported.

Reclassifications

We have reclassified certain 2007 financial statement data to conform to the 2008 presentation.

Xedar Corporation
Notes to Financial Statements

Note 2.  Transactions with Joint Venture

For the six months and quarter ended June 30, 2008, our sales to our LandPixx joint venture partner were $248,000 and $68,000, respectively, for their use of the LandPixx aircraft and equipment, with related June 30, 2008, accounts receivable of $54,000.  The minority interest’s share of the LandPixx loss for the six months and quarter ended June 30, 2008 was $40,000 and $25,000, respectively, resulting in the related June 30, 2008, receivable of $49,000.

Note 3.  Lines of Credit

We have a business agreement with KeyBank National Association (KeyBank), pursuant to which we have a $1,000,000 revolving line of credit.  We had fully drawn this line of credit at June 30, 2008.  The line calls for monthly interest payments and expires on October 10, 2008.

We have a second line of credit with KeyBank for $500,000.  On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson III (see Note 5).   We used $478,000 of the loan to pay off our second line of credit with KeyBank.

Note 4.  LandPixx Notes Payable

On March 3, 2008, LandPixx borrowed $1,353,000 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off most of its outstanding loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Mr. Hugh H. Williamson, III, our CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.  The outstanding balance on the loan was $1,329,000 at June 30, 2008.

Also on March 3, 2008, LandPixx borrowed $185,000 from BOW, which it used to pay off the remainder of its outstanding loans.  This BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Mr. Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.  The outstanding balance on the loan was $176,000 at June 30, 2008.

Note 5.  Related Party Loan

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  We used $478,000 of the loan to pay down our line of credit with KeyBank National Association.  We are using the remainder of the loan for working capital.  The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  On April 23 and June 30, 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $1,000,000 and $100,000, respectively, on the same terms and conditions pursuant to which the March 3, 2008 loan was made, we have now borrowed $2,100,000 under the loan.

Xedar Corporation
Notes to Financial Statements

During 2007, we borrowed $141,000 from our President and CEO.  All amounts were paid in full by December 31, 2007.

Note 6.  Common stock issued for services

	Six months ended June 30,
	2008	2007
Stock issued for professional services	$-	$1,080,000
Stock issued for director’s fees	30,000	147,000
Restricted stock units issued to employees	261,000	-
Restricted stock units issued for professional services	46,000	-
Unamortized balance of current year common stock issued	(84,000)	(214,000)
Amortization of prior year common stock issued	27,000	0
Total	$280,000	$1,013,000

See Notes 7, 8 and 9 for further discussion.

Note 7.  Restricted Stock Unit Grants

We issued restricted stock unit awards to a group of employees and contractors on January 2, 2008.  A restricted stock unit award is a grant valued in terms of our common stock, but stock is not issued at the time of the grant.  After the vesting period has been satisfied, we distribute shares of our common stock to the recipient.

We measure the employee grants at the fair value of the unit on the grant date, and recognize this expense ratably over the requisite service periods, which are the vesting periods.  Because of the short vesting periods, we assumed a zero forfeiture rate.  If there are forfeitures, we will adjust the expense recognition downward as those forfeitures occur.

We issued units for 97,500 shares to 17 employees when the share price was $2.17, vesting between July 2008 and March 2010.  We issued units for 21,000 shares to eight contractors when the stock price was $2.17, vesting in July 2008.  We issued 21,170 units to one employee when the stock price was $2.40.

We will record $261,000 compensation expense (offset to common stock) for the employee awards ratably over the employee requisite service periods.  The charge to expense for the employee awards for the six months ended June 30, 2008, was $192,000.  We recorded the entire $46,000 charge to expense for the contractor-related grants using the fair value on January 2, 2008.

Note 8.  Director Fees

In February 2007, we granted 60,000 shares to members of the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation is $147,000. We are charging this amount to expense over 36 months, of which $24,000 was recorded during each of the six months ended June 30, 2007, and 2008.

Xedar Corporation
Notes to Financial Statements

In March 2008, we granted 12,000 shares to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation is $30,000.  We are charging this amount to expense over 12 months, of which we recorded $15,000 during the six months ended June 30, 2008.

Note 9.  Consulting Agreement

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

On April 23, 2008, we entered into an agreement to extend and amend terms of our original agreement with Capital.  As the consideration for the amended agreement, we agreed to issue to Capital 500,000 shares of our restricted common stock immediately following the date upon which our common stock is listed on the American Stock Exchange, so long as the listing occurs by July 31, 2008.  The American Stock Exchange has closed our application because our stock price was not sufficiently high.  Consequently, this agreement will not be continued.

Note 10.  Segment Information

We manage our business and aggregate our operational and financial information within two reportable segments. Our segments are described in Note 1.  Prior to January 1, 2007, we had an additional segment, our JIS segment.  It was folded into the consulting segment at the end of 2006, and subsequently sold on March 1, 2007.

The statement of operations for the six months ended and as of June 30, 2008, and 2007, and the balance sheets as of December 31, 2007 and June 30, 2008 for our business segments was (in thousands):

	2008	2007
Sales:
Consulting	$4,684	$2,868
Geographical information systems	3,970	1,435
Total sales	$8,654	$4,303

In the six months ended June 30, 2008, our sales to two customers which exceeded 10% of total sales were $1,153,000 and $1,051,000, respectively.  In the six months ended June 30, 2007, our sales to one customer which exceeded 10% of total sales were $1,299,000. The highest sales were to the same customer in 2008 and 2007. The sales to these customers were in the consulting segment both years.

Xedar Corporation
Notes to Financial Statements

	2008	2007
Income (Loss) from operations:
Consulting	$217	$180
Geographical information systems	(774)	111
Corporate Expense	(3,143)	(2,314)
Total loss from continuing operations	(3,700)	(2,023)

Identifiable fixed assets:
Consulting	$141	$231
Geographical information systems	2,264	2,386
Other	63	51
Less : accumulated depreciation	(562)	(742)
Total fixed assets	$1,803	$1,926

Intangibles:
Consulting	$7,431	$8,049
Geographical information systems	3,970	3,970
Less : accumulated amortization	(1,761)	(1,291)
	$9,640	$10,728

Depreciation and amortization:
Consulting	$643	$23
Geographical information systems	685	63
Other	8	436
Total	$1,336	$522

Note 11.  Pro Forma Financial Information

Below are our consolidated results of operations for the six months and the quarter ended June 30, 2007, as though the business acquisitions made during 2007 had been completed as of January 1, 2007.

	Quarter Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Sales	$3,988,000	$8,230,000
Net loss from continuing operations	(485,000)	(2,197,000)
Loss from continuing operations per share	(0.02)	(0.09)

Xedar Corporation
Notes to Financial Statements

Note 12.  Subsequent Events

Atlantic Management

On July 1, 2008, Jeffrey R. Grime retired and resigned as President of Atlantic.  In connection with his resignation and the termination of his employment, Mr. Grime entered into a consulting arrangement with us pursuant to which Mr. Grime will receive a consulting retainer in the amount of $11,000 per month.  He will provide the services through his consulting company, Radex Technologies LLC.

Also on July 1, 2008, we amended the terms of the employment agreement with Don W. Rakestraw, the Chief Executive Officer (CEO) of Atlantic.  Pursuant to the terms of the new agreement, Mr. Rakestraw will continue to serve as Atlantic’s CEO, will receive a base annual salary of $305,000, subject to an annual cost of living increase, will receive incentive-based bonus compensation based on Atlantic’s annual EBITDA, will receive annually a grant of restricted stock units under our 2007 Equity Incentive Plan equal to 20% of his base annual salary then in effect, and will receive reimbursement of reasonable business travel and entertainment expenses in accordance with company policy.  If this agreement is terminated by us at any time prior to the sale of $2.64 million of Xedar common stock owned by Mr. Rakestraw, Mr. Rakestraw will be entitled to continued payment of his base annual salary until the $2.64 million threshold is met, together with a final termination payment of $550,000.  However, if Mr. Rakestraw is terminated for cause, he will be entitled only to payment of compensation through the date of his termination and no additional compensation upon termination.

Additional Shares for Pixxures Acquisition to be Issued

On August 9, 2008, we received notice from the former stockholders of Pixxures that may cause us to issue additional shares of our common stock in accordance with the provisions of the agreement by which we acquired Pixxures.  The notice established August 7, 2008, as the Trigger Date as described below.

On October 1, 2007 we acquired Pixxures in a stock-for-stock transaction.  We acquired all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of our common stock having a negotiated value of $5,115,000.  In accordance with SFAS 141 we determined the market value of the 1,734,780 shares to be $6,129,556, based on the average closing price of our common stock of $3.533 per share.  We determined the price based on the price of our stock three trading days before and after the acquisition closed.  Subject to the terms of the agreement, additional shares may become payable by us if the negotiated price of our common stock for the 60 trading days following the Trigger Date are less than the average closing price.  The Trigger Date is established by a majority of the Pixxures shareholders, but shall be no later than March 23, 2009, subject to certain conditions that may delay the Trigger Date by no more than 10 additional days. If the subsequent market price is less than the average closing price, additional shares will be issued, such that the total consideration received for the Pixxures capital stock in the transaction equals $5,115,000, calculated based on the subsequent market price.

When we issue the shares we will record the current fair value of the additional shares. We will simultaneously reduce the amount previously recorded for securities issued at the date of acquisition to the lower current value of those securities.  Thus the two entries will offset each other, other than to record the increased number of shares issued and outstanding.

Property sublease

On August 5, 2008, we entered into a sublease, as Sublessor, concerning approximately 8,204 rentable square feet of office space located at 8310 S. Valley Highway, Suite 220, Englewood, CO 80112 (the "Sublease"), which we had formerly occupied.  The Sublease has a term of approximately five years, commencing on August 1, 2008, and expiring June 30, 2013, with a gross monthly rent equal to $11,622, subject to the terms specified in the Sublease. The Sublessee under the Sublease is REexpert, LLC.  The Sublease, and the Lease to which the Sublease is subject, are attached as Exhibits to a Current Report on Form 8-K we filed on August 8, 2008.

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

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, our identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require us to exercise judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results.  We cannot assure that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this report.  The following discussion and analysis is qualified in its entirety by reference to such financial statements and related notes.

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

We have over 200 commercial and government customers.  Our government customers include the U.S. State Department, the Internal Revenue Service, the Defense Department, various intelligence agencies and the BLM.  Our commercial customers include most of the major domestic petroleum companies including: Anadarko Petroleum, BP America, ConocoPhillips, Devon Energy, EnCana, Shell, Williams Production, and Yates Petroleum.

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

In February 2007, we granted 60,000 shares of common stock to members of the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation is $147,000. We are charging this amount to expense over 36 months, of which $24,000 was recorded during each of the six month periods ended June 30, 2007, and 2008.

In February 2007, we sold the JIS segment to an unrelated third party for $75,000, plus an additional $65,000 for support services to be provided during the subsequent six months.

In March 2008, we granted 12,000 shares to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation is $30,000.  We are charging this amount to expense over 12 months, of which we recorded $15,000 during the six months ended June 30, 2008.

Opportunities, challenges and risks

Key opportunities include our

•	Use of recent and prospective acquisitions to qualify for bidding on larger government contracts;
•	Use of additional employee skills gained from recent and prospective acquisitions to gain a higher review rating on more government contracts; and
•	To take advantage of these opportunities, our Premier and Pixxures subsidiaries are now jointly bidding on selected GIS contract proposals.

Material challenges and risks include:

•
Given continuing commitments by Mr. Williamson to provide funding, as well as our efforts to obtain funding elsewhere, and budgeted improvements in our operational plans, we believe that we can obtain sufficient funding for our operations through the end of 2008.  We describe our planned EBITDA breakeven later in the “Known Trends, Events, Demands, Commitments and Uncertainties” section.

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

•
An additional challenge and risk relates to the decline in our consulting segment’s sales because of decreases in contracts and customers.  Sales in our FuGEN subsidiary declined in the first six months of 2008 compared to the first six months of 2007 by $213,000, or 18%.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  Also, during the first 2008 quarter, a contract with a federal intelligence agency that our Atlantic subsidiary was expecting was awarded to another company.  We do not expect any significant changes in our other government consulting contracts in 2008.  In the first six months of 2008, 25% of our sales were to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the sales of our consulting segment.

•
In the first six months of 2008, we obtained approximately 8% of our sales from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $14,000.

•
Many of our projects require aerial imagery capture.  We accomplish this with the LandPixx airplane, a second leased airplane, and third-party outsourcers.  For the capture to be successful, the imagery must be free from clouds.  Additionally, specifications such as sun angle or leaf-off requirements limit the period for capture.  Prolonged periods of unfavorable weather conditions may increase our capture costs and put completion of these projects at risk.

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

•	We expect to continue amortizing intangible assets associated with existing acquisitions for the next five to 15 years.

Known Trends, Events, Demands, Commitments and Uncertainties

We have been unable to complete any acquisitions during 2008, because of the difficulty of raising funds.  We continue to attempt to raise funds for this purpose.  We have consolidated our Premier and Pixxures subsidiaries into a single facility and subleased the old Premier facility, thereby reducing our expenses.   When combined with continuing improvements in the operating results of our Pixxures subsidiary, we now anticipate but cannot assure EBITDA breakeven in the third quarter of 2008.  This improvement in our financial results may make us a more attractive potential borrower, thereby allowing us to borrow sufficient funds later in 2008 to again pursue acquisition targets.

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

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

	6/30/2008	3/31/2008	12/31/07	9/30/07	6/30/07
General
Total headcount	102	103	104	65	64

FuGEN
Total backlog (000s)	$472	$810	$560	$875	$795
% Consulting hours billed	76%	76%	77%	104%	72%

Pixxures
Total backlog (000s)	$677	$638	$-	N/A	N/A
Headcount	33	36	38	N/A	N/A

Atlantic
% Consulting hours billed	93%	98%	73%	91%	83%

Premier
Backlog (000s)	$784	$608	$645	$1,007	$422
Annual subscriptions (000s)	$1,418	$1,386	$1,364	$1,390	$1,472
Subscription loss rate	5%	6%	8%	5%	5%

We particularly focus on backlog, percentage utilization, total annual subscriptions, and the subscription loss rate.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since we prepared our December 31, 2007, Annual Report on Form 10-KSB, except as indicated below.  We refer the reader to the discussion in that Annual Report.

Goodwill Impairment
The measurement in the March 2008 quarter of Atlantic’s goodwill resulted in a $618,000 impairment charge to our results of operations, reducing Atlantic’s goodwill from $4,823,000 to $4,205,000.  The fair value of the Atlantic goodwill declined because our original analysis of the goodwill was based on an assessment of several federal government contracts that had not yet occurred; our analysis was based on both the size and timing of those prospective contracts.  During the March 2008 quarter, a contract with a federal intelligence agency that Atlantic was expecting was awarded to another company.  Accordingly, in March 2008, we recorded a goodwill impairment loss of $618,000 related to the impact of this last contract on the fair value of Atlantic.

We believe the post-impairment fair value of the Atlantic goodwill does not diverge materially from the amounts we currently anticipate realizing from the expected present value of future cash flow of Atlantic.

Liquidity and Capital Resources

Lines of Credit; Loans

On June 8, 2007, we signed a business loan agreement, effective June 7, 2007, with KeyBank, pursuant to which we obtained a $500,000 revolving line of credit.  The line of credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 8.25%.  On September 28, 2007, we increased the line of credit to $1,000,000.  The increased line of credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of Lender, with an initial interest rate equal to 7.5%.  On December 10, 2007, we increased the line of credit a second time to $1,500,000.  This additional line of credit is evidenced by a promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 7.5%.

As security for the line of credit, we executed commercial security agreements in favor of KeyBank.  Hugh H. Williamson, III, our President and CEO, has entered into a commercial guaranty, personally guarantying full and punctual payment of all of our obligations arising under the line of credit.  At June 30, 2008, the principal outstanding on the loan was $1,000,000.

There was no material relationship between us and KeyBank prior to entering into the line of credit.

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III. We used $478,000 of the loan to pay down our line of credit with KeyBank. We have used the remainder of the loan for working capital. The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  On April 23 and June 30, 2008, our Board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $1,000,000 and $100,000, respectively, on the same terms and conditions pursuant to which the March 3, 2008 loan was made, so that we have now borrowed $2,100,000 under the terms of the loan.

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

On July 13, 2007, LandPixx entered into a term loan with Biltmore Bank of Arizona (Biltmore) for $452,355, which was the funding for the acquisition by LandPixx of a Cessna 402C aircraft.  The three companies are all co-borrowers.  The loan matures on July 13, 2012.  Beginning in August 2007, the loan requires monthly payments of $8,044 with one final payment of $100,259 on July 13, 2012.

On March 3, 2008, LandPixx borrowed $1,352,612 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off most of the above Silicon Valley and Biltmore loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.  The outstanding balance on the loan was $1,329,000 at June 30, 2008.

Also on March 3, 2008, LandPixx borrowed $185,000 from BOW which it used to pay off the remainder of the loans from Silicon Valley and Biltmore.  The BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.  The outstanding balance on the loan was $176,000 at June 30, 2008.

We had $104,000 of cash and cash equivalents at June 30, 2008.  Our total current assets at June 30, 2008 were $3,580,000. We also had non-current assets of $18,764,000, including $9,640,000 in net intangible assets and $7,321,000 in goodwill.  Our total assets as of June 30, 2008 were $22,344,000.

Our total current liabilities were $5,598,000 at June 30, 2008, which included unrecorded subscription revenue of $589,000, billings in excess of earnings of $36,000, accounts payable of $864,000, accrued compensation of $295,000, short-term notes payable to related parties of $2,100,000, current portion of notes payable of $461,000, outstanding line of credit of $1,000,000 and other accrued expense of $253,000.

Net Cash from Continuing Operations - Operating Activity

During the six months ended June 30, 2008, our operating activity used $1,928,000 of cash. This included a $3,700,000 net loss, largely offset by non-cash items of $1,336,000 of depreciation and amortization, a $618,000 goodwill impairment charge and $280,000 of stock issued for services.  During the same period in 2007, our operating activity used $663,000 of cash. This resulted from a $1,948,000 net loss, primarily offset by $1,104,000 of stock issued for services and $506,000 of depreciation and amortization.

Net Cash from Continuing Operations - Investing Activity

In our investing activity we used $125,000 and $85,000 of net cash for the six month periods ended June 30, 2008, and 2007, respectively.  We invested in computer hardware and software, primarily in our GIS segment.

Net Cash from Continuing Operations - Financing Activity

Our financing activity provided $1,725,000 for the six months ended June 30, 2008.  The main source of the cash was a $2,100,000 loan from our President and CEO, Hugh H. Williamson, III.  It was partially offset by $478,000 used to pay down our line of credit with KeyBank.  We also replaced a $1,579,000 loan with a $1,537,000 loan having better payment terms.  We used $433,000 net cash in our financing activity for the six months ended June 30, 2007, which included a $400,000 payment to the former controlling shareholders of the shell corporation, as partial consideration for the purchase of the entity by us.

Evaluation of amounts and certainty of cash flow

Our cash flow from operations has been negative for the last two years. We have budgeted for positive cash flow from operations in July 2008, and expect a mix of both positive and negative cash flow for the following months.  We expect negative cash flow for the year ended December 31, 2008. We have used all cash available to us under our existing line of credit. In the six months ended June 30, 2008, Hugh H. Williamson III, our President and CEO, has provided $2,100,000 of additional funding.  Given continuing commitments by Mr. Williamson to provide funding, as well as our efforts to obtain funding elsewhere, and our merger of the Premier and Pixxures subsidiaries into one facility, we believe that we can obtain sufficient funding for our operations through the end of 2008.

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

Results of Operations

Net loss

During the six months ended June 30, 2008, we incurred a net loss of $3,700,000, compared to a net loss of $1,948,000 during the six month period ended June 30, 2007, an increase of 90%.  Our sales for the six months ended June 30, 2008 increased by $4,351,000, or 101%, compared to the same period in 2007.  The main reasons our sales grew but our net loss increased were:

•	An increase in intangibles amortization of $656,000;
•	Goodwill impairment expense of $618,000 ($0 in the first quarter of 2007);
•	An increase in legal, accounting and other professional services related to legal filings, stock registration and acquisitions of $212,000;
•
A decrease in our gross margin from 37% to 14% due to increased volume of consulting and aero-spatial activities with lower margin sales and an increased proportion of billable staff that resulted from rolling Land Links operations into Premier;

Other factors increasing the net loss were an increase in interest expense of $128,000 and the sale of the JIS Division in the quarter ended March 31, 2007, resulting in a $75,000 gain, compared to none in the six months ended June 30, 2008.  The main factor offsetting the increased net loss was investor relations expense.  In the six months ended June 30, 2007, we incurred $1,080,000 of investor relations expense, compared to none in the six months ended June 30, 2008.  The minority interest’s share in our loss was $40,000 for the six months ended June 30, 2008, compared to none in the same period of 2007.

In the quarter ended June 30, 2008, we incurred a net loss of $1,422,000, compared to a net loss of $459,000 in the quarter ended June 30, 2007, an increase of 210%.  Our sales for the quarter ended June 30, 2008 compared to the same 2007 quarter increased by $1,610,000, or 58%, while the cost of sales increased by $1,782,000, or 98%.  Our selling and administrative expense for the second quarter of 2008 compared to the second quarter of 2007 increased by $709,000, or 50%.  Interest expense increased by $108,000.  Minority interest’s share of our loss for the second quarter of 2008 was $25,000.

The above variances are discussed in more detail below.

Sales

In the six months ended June 30, 2008, we sold $8,654,000 of services, compared to $4,303,000 for the six months ended June 30, 2007, an increase of $4,351,000, or 101%.  This increase was largely due to sales made by Atlantic and Pixxures in 2008.  These two subsidiaries were acquired in 2007 and sold $6,141,000 and $1,683,000 of services for the six months ended June 30, 2008 and 2007, respectively.  Premier’s sales increased by $106,000, or 7%.  FuGEN’s sales declined in the first six months of 2008 compared to the first six months of 2007 by $213,000, as a result of reduced funding on government contracts.

Sales increased in our GIS segment from $1,436,000 in the first six months of 2007 to $3,970,000 in the first six months of 2008, a 176% increase.  This increase was primarily caused by sales by Pixxures, which we acquired in October 2007.  Pixxures produced 28% of total sales for the first six months of 2008.  Premier’s sales for the same periods increased by $106,000, or 7%.  We expect that continuing consolidation among our commercial oil and gas customers will likely flatten further growth to those customers.  A large data collection and production contract at our Pixxures subsidiary is too new to estimate future sales results.

Our consulting segment increased its sales from $2,867,000 to $4,684,000 for the first six months of 2007 and 2008, respectively, a 63% increase.  This increase was primarily caused by sales of Atlantic, which we acquired in March 2007.  Atlantic’s sales were 43% of our total sales for the first six months of 2008.  On the other hand, FuGEN’s sales decreased by $213,000, or 18%, for the first six months of 2008 compared to the first six months of 2007.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  We do not expect any significant changes in our other government consulting contracts in 2008.

In the quarter ended June 30, 2008, we sold $4,387,000 of services, compared to $2,777,000 for the quarter ended June 30, 2007, an increase of $1,610,000 or 58%.  This increase was largely due to sales made by Atlantic, as well as the acquisition of Pixxures in 2007.  These two subsidiaries sold $3,122,000 and $1,511,000 of services for the quarter ended June 30, 2008 and 2007, respectively.  Premier’s sales decreased by $19,000, or 3% in the quarter ended June 30, 2008.  This decrease was compensated by an increase in FuGEN’s sales by $19,000, or 4%.

Sales increased in our GIS segment from $750,000 in the second 2007 quarter to $1,910,000 in the second 2008 quarter, a 155% increase.  This increase was primarily caused by sales by Pixxures, which we acquired in October 2007.  Pixxures produced 27% of total sales for the second 2008 quarter.  Premier’s sales decreased by $19,000, or 3%, in the second 2008 quarter compared to the second 2007 quarter.  We expect that continuing consolidation among our commercial oil and gas customers will likely flatten further growth to those customers.  A large data collection and production contract at our Pixxures subsidiary is too new to estimate future sales results.

Our consulting segment increased sales from $2,026,000 to $2,477,000 in the second quarters of 2007 and 2008, respectively, a 22% increase.  This increase was primarily produced by our Atlantic subsidiary, which experienced a $432,000, or 29%, increase in sales for the second quarter of 2008 compared to the second quarter of 2007.  Atlantic’s sales were 44% of our total sales for the second 2008 quarter.  FuGEN’s sales increased modestly by $19,000, or 3%, in the second 2008 quarter compared to 2007.  This was the first quarterly increase in their sales since the State Department began scaling down its contract with us in 2006.  We do not expect any significant changes in our other government consulting contracts in 2008.

Cost of sales; gross profit

Cost of sales increased to $7,400,000 from $2,705,000, or 174%, for the six months periods ended June 30, 2008 and 2007 respectively.  Our gross margin for the first six months of 2008 was 14%, compared to 37% for the first six months of 2007.  We began consolidating our reporting of the operations of our Land Links subsidiary into Premier at the beginning of 2008.  This increased Premier’s proportion of billable staff and increased our cost of sales.  We also have experienced an increased volume of consulting and aero-spacial activity with lower margin sales.

The margin of our consulting segment increased to $707,000 from $462,000 for the first six months of 2008 and 2007, respectively.  Cost of sales for the consulting segment increased by $1,572,000, or 65%.  Atlantic’s share of this increase was $1,857,000, or 136%.  This increase occurred primarily because we purchased Atlantic at the end of the first quarter of 2007 and its operations were not being fully integrated until later in the second quarter of 2007.  FuGEN’s cost of sales decreased in the first six months of 2008 compared to 2007 by $285,000, or 27%, as they reduced headcount related to the revenue reduction in this segment caused by a reduced number of consulting contracts with the State Department.  In the first six months of 2008 FuGEN was the most profitable of our subsidiaries with gross margin of 22%.

The GIS segment margin decreased to $547,000 from $1,136,000 for the first six months of 2008 and 2007, respectively.  We began consolidating our reporting of the operations of our Land Links subsidiary into Premier at the beginning of 2008.  This increased Premier’s proportion of billable staff and increased our cost of sales.  Also in 2008, the GIS segment had significantly more production contracts;  we earn a lower margin on GIS production contracts compared to subscription services.    We expect our percentage margins to continue to decrease as Pixxures’ results (which are production contracts), will be included for a full twelve months in 2008 instead of only three months in 2007.  Cost of sales for the GIS segment increased by $3,123,000. Pixxures’ share of this increase was $2,336,000, which was zero in the first six months of 2007, because we had not yet acquired it.

Cost of sales increased to $3,601,000 from $1,819,000, or 98%, for the quarters ended June 30, 2008 and 2007 respectively.  This was a slower rate of increase compared to a 368% increase in the cost of sales for the quarters ended March 31, 2008 and 2007.  The reduced rate of cost of sales is a result of our continuous effort to achieve cash positive position and efficiencies of combining operations of all of our newly acquired subsidiaries.

The margin of our consulting segment increased to $395,000 from $358,000 for the second 2008 and 2007 quarters, respectively.  Cost of sales for the consulting segment increased by $388,000. Atlantic’s share of this increase was $454,000.  This increase occurred primarily because we purchased Atlantic at the end of the first quarter of 2007 and its operations were not fully integrated until later in the second quarter of 2007.  FuGEN’s cost of sales decreased in the second 2008 quarter compared to 2007 by $66,000, or 14%, which improved the margins of this subsidiary from 7% in the second quarter of 2007 to 22% in the second quarter of 2008.

The GIS segment margin decreased to $391,000 from $600,000 for the second 2008 and 2007 quarters, respectively.   We earn a lower margin on GIS production contracts compared to subscription services.  In 2008, the GIS segment increased its production sales, while its subscription sales were essentially flat.  We expect our percentage margins to continue to decrease as Pixxures’ results (which are production contracts), will be included for a full twelve months in 2008 instead of only three months in 2007.  The cost of sales for the GIS segment increased by $1,319,000, of which $1,086,000 was related to Pixxures’ expense, which was zero in the second 2007 quarter, because we had not yet acquired it.

Compensation

Our administrative compensation expense decreased by $14,000, or 1%, in the first six months of 2008 compared to the first six months of 2007.  The increase in this expense in the second quarter of 2008 compared to the second quarter of 2007 was $19,000, or 4%.  This increase occurred primarily because we added three administrative personnel and combined our operations with those of newly acquired Atlantic and Pixxures subsidiaries.  Employee stock compensation was $196,000 and $98,000 for the six month and a quarter ended July 30, 2008.

Amortization of intangibles

In the first six months of 2008, we incurred $1,088,000 of amortization of intangibles resulting from acquisitions of Land Links, Atlantic and Pixxures.  In the first six months of 2007, this expense was $432,000, consisting primarily of six months of Land Link’s and the first three months of Atlantic’s intangibles amortization.

In the second 2008 quarter, we incurred $544,000 of amortization of intangibles resulting from acquisitions of Land Links, Atlantic and Pixxures.  In the second 2007 quarter, this expense was $315,000.  The difference of $229,000 is amortization of Pixxures intangibles that we began in the third quarter of 2007.

Investor relations expense

We incurred no investor relations expense in the first six months of 2008, compared to $1,080,000 in the first six months of 2007.  In January 2007, we engaged the services of three investor relations firms (Capital Group Communications, Inc. (Capital), Livestrong Venture Capital, Inc., and C.C.R.I. Corporation) in exchange for 1,200,000 shares of our common stock.  These firms were retained to disseminate information about us to shareholders, brokers, dealers, analysts, and other investment professionals.  In addition, C.C.R.I. Corporation had agreed to prepare corporate research reports for distribution to brokers and investors, and to give presentations to broker and investor groups.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter of 2007.

Legal, accounting and outside services

We continue to experience increases in our legal, accounting and outside services as we continue to execute our business plan.  This expense increased by $212,000, or 53%, in the first six months of 2008, compared to the same period of 2007.  The primary element of this expense is the cost of being public that totaled $145,000 in the first six months of 2008.

Our legal, accounting and outside services expense increased by $83,000, or 46%, in the second quarter of 2008 compared to the second quarter of 2007, due to filings associated with acquisitions.  We will require fewer services from our attorneys and accountants because we have shifted our efforts from acquisitions to fund raising.

Goodwill impairment

In the first six months of 2008 we recorded a goodwill impairment loss of $618,000 related to Atlantic’s goodwill, with none in the same 2007 period.  The entire $618,000 was charged to expense in the first quarter of 2008.

Other expense

In the first six months of 2008 we incurred $1,579,000 of other selling and administrative expense, compared to $731,000 in the first six months of 2007, an increase of $848,000, or 116%.  These expenses include depreciation, benefits, insurance, rent, marketing, supplies and similar expense.  The increase was primarily due to the addition of selling and administrative expense of the newly acquired Atlantic and Pixxures subsidiaries, which include $157,000 of depreciation expense of airplane and related equipment of our 50% owned LandPixx subsidiary.  In order to reduce our expenses, we have consolidated our Premier and Pixxures subsidiaries into a single facility and subleased the old Premier facility in the third quarter of 2008.

In the second 2008 quarter we incurred $784,000 of other selling and administrative expense, compared to $406,000 in the second 2007 quarter, a 93% increase.  This increase includes $78,000 of depreciation expense of airplane and related equipment of our 50% owned LandPixx subsidiary.  We expect our operating expense to increase in the future as we execute our business plan.

Interest expense was $123,000 for the first six months of 2008 compared to $10,000 interest income for the first six months of 2007.  This included interest accrued on our line of credit and notes payable to fund our operating losses and related to the purchase of the airplane by LandPixx consolidated subsidiary of Pixxures.

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

Item 4T.  Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system at December 31, 2007, and at June 30, 2008.  The system and its December 31, 2007 evaluation were reported on in the Management's Annual Report on Internal Control over Financial Reporting included in our 2007 Annual Report on Form 10-KSB.  Our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934  Rule 13a-15(e)) as of December 31, 2007, and June 30, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act of 1934 Rule 13a-15 or 15d-15 that occurred during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At our annual shareholder meeting, held April 23, 2008, our shareholders elected Hugh H. Williamson III, Samuel J. Camarata, Jr., Jack H. Jacobs, Trusten A. McArtor, John P. Moreno, Craig A. Parker and Roger J. Steinbecker as directors and voted on the following matters: (i) the ratification of the selection of Ehrhardt Keefe Steiner & Hottman PC as our independent registered public accountants; and (ii) the ratification of our Xedar Corporation 2007 Equity Incentive Plan.  Our shareholders ratified the selection of Ehrhardt Keefe Steiner & Hottman PC as our independent registered public accountants, with 18,499,597 shares voting for ratification, 0 shares voting against ratification or withheld, and 100 shares abstaining and no broker non-votes with respect thereto.  Our shareholders ratified our Xedar Corporation 2007 Equity Incentive Plan, with 17,178,548 shares voting for ratification, 542 shares voting against ratification or withheld, and 390 shares abstaining and no broker non-votes with respect thereto.

Item 6. Exhibits

Number	Description

2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
35	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Certificate of Correction (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10QSB/A filed May 16, 2007)
3.8	Bylaws of Xedar Corporation, dated February 7, 2008 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 7, 2008)
10.1
Business Loan Agreement, dated September 28, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 23, 2008)

10.2
Promissory Note, dated September 28, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 23, 2008)

10.3
Commercial Security Agreement, dated September 28, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 23, 2008)

10.4
Commercial Guaranty, by and among Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 23, 2008)

10.5
Commercial Guaranty, by and among Humanade, L.L.C and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 23, 2008)

10.6
Commercial Guaranty, by and among Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed January 23, 2008)

10.7
Office Lease, dated February 21, 2008, by and between Xedar Corporation and HTD-Ptarmigan Place, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2008)

10.8
Business Loan Agreement, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2008)

10.9
Promissory Note, $1,352,612.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 5, 2008)

10.10
Promissory Note, $185,000.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed March 5, 2008)

10.11
Aircraft Security Agreement, dated March  3, 2008, by and between and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed March 5, 2008)

10.12
Commercial Guaranty, by and among, Xedar Corporation, LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed March 5, 2008)

10.13
Commercial Guaranty, by and among, Landiscor, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed March 5, 2008)

10.14
Commercial Guaranty, by and among, Pixxures, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed March 5, 2008)

10.15
Secured Subordinated Promissory Note, $1,000,000.00 principal amount, dated March 3, 2008, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed March 5, 2008)

10.16
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed March 5, 2008)

10.17	Waiver – KeyBank National Association for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed March 5, 2008)
10.18	Assignment of Deposit Account, between Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed March 5, 2008)
10.19
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, $2,000,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 29, 2008)

10.20
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 29, 2008)

10.21
24 Month Consulting Agreement Extension/Amendment To Agreement, dated April 23, 2008, by and between Capital Group Communications, Inc., and Xedar Corporation (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 29, 2008)

10.22	Consulting Agreement between Jeffrey R. Grime and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)
10.23	Employment Letter Agreement between Don W. Rakestraw and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)
10.24
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, $2,100,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)

10.25
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)

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

Xedar Corporation

August 14, 2008	By:	/s/ Hugh H. Williamson III
Hugh H. Williamson III President and CEO

August 14, 2008	By:	/s/ Steven M. Bragg
Steven M. Bragg CFO and Treasurer

Exhibit Index

Number	Description

2.1
Agreement and Plan of Merger, effective December 31, 2006, by and among Xedar Corporation, a Colorado corporation, PDS Acquisition Corp., a Colorado corporation, and Premier Data Services, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 5, 2007).

3.1	Articles of Incorporation of Xedar Corporation, dated May 6, 1974 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 5, 2007)
3.2	Articles of Amendment of Xedar Corporation, dated November 26, 1974 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 5, 2007)
3.3	Articles of Amendment of Xedar Corporation, dated July 23, 1979 (incorporated by reference to Exhibit 3.3. of our Current Report on Form 8-K filed January 5, 2007)
3.4	Articles of Amendment of Xedar Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed January 5, 2007)
35	Articles of Amendment of Xedar Corporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed January 5, 2007)
3.6	Articles of Amendment of Xedar Corporation, dated December 18, 2006 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed January 5, 2007)
3.7	Certificate of Correction (incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10QSB/A filed May 16, 2007)
3.8	Bylaws of Xedar Corporation, dated February 7, 2008 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 7, 2008)
10.1
Business Loan Agreement, dated September 28, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 23, 2008)

10.2
Promissory Note, dated September 28, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 23, 2008)

10.3
Commercial Security Agreement, dated September 28, 2007, by and between Xedar Corporation and KeyBank National Association (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 23, 2008)

10.4
Commercial Guaranty, by and among Hugh H. Williamson, III and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 23, 2008)

10.5
Commercial Guaranty, by and among Humanade, L.L.C and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 23, 2008)

10.6
Commercial Guaranty, by and among Nancy T. Williamson 1989 Revocable Trust and KeyBank National Association, for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed January 23, 2008)

10.7
Office Lease, dated February 21, 2008, by and between Xedar Corporation and HTD-Ptarmigan Place, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2008)

10.8
Business Loan Agreement, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2008)

10.9
Promissory Note, $1,352,612.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 5, 2008)

10.10
Promissory Note, $185,000.00 principal amount, dated March 3, 2008, by and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed March 5, 2008)

10.11
Aircraft Security Agreement, dated March  3, 2008, by and between and among LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed March 5, 2008)

10.12
Commercial Guaranty, by and among, Xedar Corporation, LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed March 5, 2008)

10.13
Commercial Guaranty, by and among, Landiscor, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed March 5, 2008)

10.14
Commercial Guaranty, by and among, Pixxures, Inc., LandPixx, LLC, Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed March 5, 2008)

10.15
Secured Subordinated Promissory Note, $1,000,000.00 principal amount, dated March 3, 2008, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed March 5, 2008)

10.16
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed March 5, 2008)

10.17	Waiver – KeyBank National Association for the benefit of Xedar Corporation (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed March 5, 2008)
10.18	Assignment of Deposit Account, between Hugh H. Williamson, III, and Bank of the West (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed March 5, 2008)
10.19
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, $2,000,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 29, 2008)

10.20
Pledge and Security Agreement, dated March 3, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 29, 2008)

10.21
24 Month Consulting Agreement Extension/Amendment To Agreement, dated April 23, 2008, by and between Capital Group Communications, Inc., and Xedar Corporation (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 29, 2008)

10.22	Consulting Agreement between Jeffrey R. Grime and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)
10.23	Employment Letter Agreement between Don W. Rakestraw and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)
10.24
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, $2,100,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)

10.25
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)

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