Form 10-Q
period 2008-09-30
XEDAR CORP
filed 2008-11-12
CIK 108770

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Commission file number 000-08356

Xedar Corporation
(Name of registrant as specified in its charter)

Colorado	84-0684753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3773 Cherry Creek North Drive, Ste. 995
Denver, CO 80209
(Address of principal executive offices)

(303) 377-0033
(Registrant’s telephone number)

8310 South Valley Highway, Suite 220
Englewood, CO 80112
(Former address of principal executive offices)

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

The Issuer had 26,304,546 shares of common stock, no par value, outstanding on October 20, 2008.

Part I

Financial Information

Item 1. Financial Statements

Xedar Corporation
 Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$-	$432,000
Trade accounts receivable, net of allowance for doubtful accounts of $9,000 and $10,000, respectively	2,839,000	2,749,000
Unbilled revenue	782,000	182,000
Related party receivable	149,000	272,000
Other current assets	267,000	165,000
Total Current Assets	4,037,000	3,800,000
Property and equipment, net	1,680,000	1,926,000
Intangible assets, net	9,096,000	10,728,000
Goodwill	7,321,000	7,954,000
Total Assets	$22,134,000	$24,408,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	718,000	$1,126,000
Deferred revenue	594,000	639,000
Accrued compensation	356,000	240,000
Accrued liabilities	501,000	397,000
Bank overdraft	37,000	-
Line of credit	1,000,000	1,321,000
Related party note payable	2,550,000	-
Current portion of notes payable	214,000	459,000
Total Current Liabilities	5,970,000	4,182,000

Notes payable - less current portion	1,253,000	1,094,000

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 26,304,546 and 26,186,646 shares issued and outstanding, respectively	25,643,000	25,264,000
Unearned compensation	(100,000)	(98,000)
Stockholder note receivable	(209,000)	(202,000)
Accumulated deficit	(10,423,000)	(5,832,000)
Total Stockholders' Equity	14,911,000	19,132,000
Total Liabilities and Stockholders' Equity	$22,134,000	$24,408,000

See Financial Statement Notes

Xedar Corporation
Consolidated Statement of Operations
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$4,702,000	$2,607,000	$13,356,000	$6,910,000
Cost of sales	3,714,000	1,853,000	11,114,000	4,557,000
Gross profit	988,000	754,000	2,242,000	2,353,000

Selling and Administrative Expense
Compensation and payroll taxes	274,000	573,000	1,248,000	1,561,000
Amortization of intangibles	544,000	315,000	1,632,000	748,000
Investor relations expense	-	-	-	1,080,000
Legal, accounting and outside services	279,000	169,000	891,000	607,000
Goodwill impairment expense	-	-	618,000	-
Other expense	778,000	492,000	2,357,000	1,184,000
Total Selling and Administrative Expense	1,875,000	1,549,000	6,746,000	5,180,000

Net Operating (Loss)	(887,000)	(795,000)	(4,504,000)	(2,827,000)
Interest (expense), and other	(34,000)	(8,000)	(157,000)	1,000

(Loss) from continuing operations before income tax and minority interest	(921,000)	(803,000)	(4,661,000)	(2,826,000)
Income tax (expense)	(2,000)	(17,000)	(2,000)	(17,000)
Minority interest in net loss of consolidated subsidiary	32,000	-	72,000	-
Income (Loss) from continuing operations	(891,000)	(820,000)	(4,591,000)	(2,843,000)

Discontinued operations, net of income tax effect:
Income from discontinued Justice Information
Systems division	-	-	-	75,000

Net Loss	$(891,000)	$(820,000)	$(4,591,000)	$(2,768,000)

Net Loss per Share - Basic and Diluted:
Loss per share Continuing Operations	$(0.03)	$(0.03)	$(0.18)	$(0.13)
Loss per share Discontinued Operations	$-	$-	$-	$0.00
Net loss per share	$(0.03)	$(0.03)	$(0.18)	$(0.12)

Shares Used in Computing Net Loss per Share:
Basic and Diluted	26,301,546	24,031,321	26,230,190	22,430,786

See Financial Statement Notes

Xedar Corporation
Consolidated Cash Flow Statement
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flow Used by Operating Activity:
Net Loss	$(4,591,000)	$(2,768,000)
Adjustments to reconcile net loss to net cash provided by operating activity
Stock issued for services	377,000	1,117,000
Stock option expense for exchange of options	-	14,000
Depreciation	385,000	110,000
Amortization of intangibles	1,632,000	748,000
Goodwill impairment	618,000	-
Loss on disposition of property and equipment	-	2,000
Accrued interest on note receivable from stockholder	(7,000)	(5,000)
Changes in current assets and current liabilities:
Trade accounts receivable	(90,000)	79,000
Unbilled revenue	(600,000)	-
Related party receivable	123,000	-
Other assets	(87,000)	(16,000)
Accounts payable	(408,000)	(80,000)
Accrued compensation	116,000	(49,000)
Accrued liabilities	104,000	-
Deferred revenue	(45,000)	(218,000)
Bank overdraft	37,000	-
Net Cash (Used) by Operating Activity	(2,436,000)	(1,066,000)
Cash Flow Used by Investing Activity
Acquisition of property and equipment	(139,000)	(135,000)
Net Cash (Used) by Investing Activity	(139,000)	(135,000)
Cash Flow from Financing Activity
Payments on short-term notes payable	(478,000)	(418,000)
Proceeds from short-term notes payable	157,000	358,000
Payments on long-term notes payable	(1,623,000)	-
Proceeds from long-term notes payable	1,537,000	-
Proceeds from a related party note payable	2,550,000	-
Net Cash Provided (Used) by Financing Activity	2,143,000	(60,000)
Net (Decrease) in Cash	(432,000)	(1,261,000)
Cash and Cash Equivalents - Beginning of year	432,000	1,355,000
Cash and Cash Equivalents - End of nine month period	$-	$94,000
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Issuance of 4,381,000 shares to buy Atlantic Systems, Inc.	$-	$18,537,000
Issuance of 360,000 shares to buy Land Links Company, LTD	-	360,000
Note receivable from shareholder acquired in comnnection with purchase of Atlantic Systems	-	195,000
Stock option expense for exchange of options	-	14,000

Interest payments	$168,000	$1,000

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

Our overall mission is to enhance homeland and cyberspace defense and security.  We do so by providing strategic consulting services and critical infrastructure information and systems to our customers.  We operate in two segments.  Our consulting segment includes our wholly owned FuGEN, Inc. (Fugen) and Atlantic Systems Corporation (Atlantic) subsidiaries.  This segment provides strategic consulting services to the national intelligence community and the Department of Defense.  It also provides independent verification and validation, information assurance, and consulting services to several federal agencies. We are a prime contractor to the Department of Defense, the national intelligence agencies, and the Internal Revenue Service.  We serve the U.S. Agency for International Development and the U.S. State Department as a subcontractor.  We typically incur a modest decline in consulting revenue during the fourth quarter of each year, because of a smaller number of business days than in other quarters that is driven by a high concentration of mandatory federal government holidays.

Our geographical information systems (GIS) segment includes our wholly owned Premier and Pixxures, Inc. (Pixxures) subsidiaries and our 50% owned LandPixx, LLC (LandPixx) subsidiary.  This segment engages in two activities.  First, it collects digital aerial photographs of various areas within the United States, enhances the resulting images, and sells them to both commercial and government customers.  Second, it provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  The segment’s client base includes the Bureau of Land Management (BLM), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 15% of the segment revenue comes from subscriptions to database products, and 85% from aerial imagery and production services.  We typically incur a modest decline in revenue related to GIS production services during the fourth quarter of each year, because of reduced client activity levels and a smaller number of business days than in other quarters.

We own one airplane and lease another for our aerial imagery collection activity.  Each plane mounts a digital sensor that collects digital images of the surface.  We then process these images to correct errors, and seamlessly link the images to form larger-scale imagery.  We sell the images directly to customers, and also as a subcontractor to the federal government.

Customers who use the land database products typically access information through an internet site.  The database products provide database queries, reports, and digital maps for over 13,000,000 BLM, state, and county land records in the Rocky Mountain area of the United States.  Users can investigate such land information as competitor activity, federal and state lease ownership, lot and tract survey data, open federal acres (i.e., land available for lease), and split estate lands (i.e., land in which surface ownership is not by the federal government, but the underlying mineral ownership is reserved to the federal government).

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

Xedar Corporation
Notes to Financial Statements

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

Share-Based Payment

We account for share-based payments in accordance with Statement 123R of the Financial Accounting Standards Board (FASB), Share-Based Payments.  Under the fair value recognition provisions of Statement 123R, we measure share-based payments at the grant date based on the fair value of the award and record the payments as expense on a straight-line basis over the requisite service period, which is the vesting period.

The valuation provisions of Statement 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. We recognize estimated compensation for grants that were outstanding as of the effective date, January 1, 2006, over the remaining service periods using the compensation expense previously estimated. We determine compensation expense for options granted to non-employees in accordance with Statement 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Xedar Corporation
Notes to Financial Statements

With the adoption of Statement 123R we recognized $13,729 of compensation expense during the nine months ended September 30, 2007.  We recorded no compensation expense related to stock options during the nine months ended September 30, 2008.  We had no unrecorded compensation cost relating to options issued but not yet vested as of September 30, 2008. Premier cancelled its stock option plan in December 2006.  Options for 18,000 shares remained outstanding as of September 30, 2008.

See also Note 10 for a discussion of additional shares to be issued that are related to our purchase of Pixxures in October 2007.

See also “Loss per Share” in this Note 1, and Note 7, Restricted Stock Unit Grants.

Goodwill Impairment

We tested Atlantic’s goodwill for impairment in the first 2008 quarter, which includes the annual anniversary of its acquisition.  Our original impairment analysis was based on an assessment of several federal government contracts that had not yet occurred.  Our assessment was based on both the size and timing of those prospective contracts.  During the first 2008 quarter, a contract with a federal intelligence agency that Atlantic was expecting was awarded to another company.  Accordingly, in March 2008, we recorded a goodwill impairment loss of $618,000 for Atlantic related to the impact of this lost contract on the estimated fair value of Atlantic.  We estimated the fair value of Atlantic using the expected present value of future cash flow.  No events or changes in circumstances occurred in the second or third quarters which indicated that the carrying amounts of any of our assets may not be recoverable.

Recent Accounting Pronouncements

FASB Statement 141R, Business Combinations and FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements, both become effective for us on January 1, 2009.  We anticipate that neither Statement will materially affect our financial position or results of operations. Further information on these accounting pronouncements is located in our 2007 Form 10-KSB.

In September 2006, the FASB issued Statement 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. Statement 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we only partially adopted the provisions of Statement 157 because of the issuance of FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which allows companies to delay the effective date of Statement 157 for non-financial assets and liabilities. The partial adoption had no material impact on our consolidated financial position and results of operations.  We believe that the remaining provisions will have no material effect on our financial position or results of operations when they become effective on January 1, 2009.

Xedar Corporation
Notes to Financial Statements

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Statement 159 is intended to improve financial reporting by allowing companies to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently and to do so without having to apply complex hedge accounting provisions. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not affect disclosure requirements in other accounting standards. We adopted Statement 159 effective January 1, 2008, and the adoption had no material impact on our financial position or results of operations.

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

Note 2.  Transactions with Joint Venture

For the nine months and quarter ended September 30, 2008, our sales to our LandPixx joint venture partner were $193,000 and $57,000, respectively, for their use of the LandPixx aircraft and equipment, with related September 30, 2008, accounts receivable of $149,000.  The minority interest’s share of the LandPixx loss for the nine months and quarter ended September 30, 2008 was $72,000 and $32,000, respectively, resulting in the related September 30, 2008, receivable of $81,000.

Note 3.  Lines of Credit

We have a business agreement with KeyBank National Association (KeyBank), pursuant to which we have a $1,000,000 revolving line of credit.  We had fully drawn this line of credit at September 30, 2008.  The line calls for monthly interest payments and matures on December 1, 2008.

We previously had a second line of credit with KeyBank for $500,000.  On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson III (see Note 5).  We used $478,000 of the loan to pay off our second line of credit with KeyBank.

Xedar Corporation
Notes to Financial Statements

Note 4.  LandPixx Notes Payable

On March 3, 2008, LandPixx borrowed $1,353,000 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off most of its outstanding loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Mr. Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.  The outstanding balance on the loan was $1,297,000 at September 30, 2008.

Also on March 3, 2008, LandPixx borrowed $185,000 from BOW, which it used to pay off the remainder of its outstanding loans.  This BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Mr. Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.  The outstanding balance on the loan was $170,000 at September 30, 2008.

Note 5.  Related Party Loan

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  We used $478,000 of the loan to pay down our line of credit with KeyBank National Association.  We are using the remainder of the loan for working capital.  The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  During the nine months ended September 30, 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $1,550,000, on the same terms and conditions pursuant to which the March 3, 2008 loan was made.  We have borrowed $2,550,000 under the loan as of September 30, 2008.

On October 9, 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $250,000, on the same terms and conditions as the March 3, 2008, loan.

During 2007, we borrowed $141,000 from our President and CEO.  All amounts were paid in full by December 31, 2007.

Note 6.  Common stock issued for services

	Nine Months Ended September 30,
	2008	2007
Stock issued for professional services	$-	$1,080,000
Stock issued for director's fees	30,000	147,000
Restricted stock units issued to employees	365,000	-
Restricted stock units issued for professional services	46,000	-
Unamortized balance of current year common stock issued	(100,000)	(110,000)
Amortization of prior year common stock issued	36,000	-
Total	$377,000	$1,117,000

See Notes 7, 8 and 9 for further discussion.

Xedar Corporation
Notes to Financial Statements

Note 7.  Restricted Stock Unit Grants

During nine months ended September 30, 2008, we issued 251,070 restricted stock unit awards to our employees and contractors.  A restricted stock unit award is a grant valued in terms of our common stock, but stock is not issued at the time of the grant.  After the vesting period has been satisfied, we distribute shares of our common stock to the recipient.

We measure the employee grants at the fair value of the unit on the grant date, and recognize this expense ratably over the requisite service periods, which are the vesting periods.  Because of the short vesting periods, we assumed a zero forfeiture rate.  If there are forfeitures, we will adjust the expense recognition downward as those forfeitures occur.

Employee Restricted Stock Units Granted and Outstanding
For the Nine Months Ended September 30, 2008

Date of the Grant	Number of RSUs Granted as of September 30, 2008	Unit Fair Value on the Date of Grant	Total Fair Value on the Date of Grant	Vesting Period	Compensation Expense Recorded for the RSUs Vested during Nine Months Ended September 30, 2008	Compensation Expense Remaining for the Unvested RSUs as of September 30, 2008
January 2008	97,500	$2.17	$212,000	Between July 2008 and March 2009	$200,000	$12,000

March 2008	21,170	$2.50	53,000	March 2009	20,000	33,000

September 2008	111,400	Between $0.80 and $1.02	100,000	Between March 2009 and September 2013	52,000	48,000

Total	230,070		$365,000		$272,000	$93,000

We converted 84,500 units into common stock with total value of $183,000 and distributed them to our employees who vested during the third quarter of 2008.

We issued units for 21,000 shares to eight contractors on January 2, 2008, when the stock price was $2.17, vesting in July 2008.  We recorded the entire $46,000 charge to expense for the contractor-related grants using the fair value on the issue date.  We converted all 21,000 units into common stock with total value of $46,000 and distributed them to our contractors in the third quarter of 2008.

Note 8.  Director Fees

In February 2007, we granted 60,000 shares to members of the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation was $147,000.  We are charging this amount to expense over 36 months, of which $37,000 was recorded during each of the nine months ended September 30, 2007, and 2008.

Xedar Corporation
Notes to Financial Statements

In March 2008, we granted 12,000 shares to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation was $30,000.  We are charging this amount to expense over 12 months, of which we recorded $22,000 during the nine months ended September 30, 2008.

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

On April 23, 2008, we entered into an agreement to extend and amend terms of our original agreement with Capital.  As the consideration for the amended agreement, we agreed to issue to Capital 500,000 shares of our restricted common stock immediately following the date upon which our common stock is listed on the American Stock Exchange, so long as the listing occurred by July 31, 2008.  The American Stock Exchange has closed our application because our stock price was not sufficiently high.  Consequently, this agreement ended with no shares issued.

Note 10.  Additional Shares for Pixxures Acquisition to be Issued

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

Based on the Trigger Date described above of August 7, 2008, the final measurement date of the 60 trading days was October 31, 2008.  Over the 60 trading days, the average closing price of our stock was $0.8228, resulting in the proposed issuance of 4,818,866 additional shares of our common stock, subject to confirmation by the former stockholders of Pixxures.

Xedar Corporation
Notes to Financial Statements

When we issue the shares we will record the current fair value of the additional shares. We will simultaneously reduce the amount previously recorded for securities issued at the date of acquisition to the lower current value of those securities.  Thus the two entries will offset each other, other than to record the increased number of shares issued and outstanding.

Note 11.  Atlantic Management

On July 1, 2008, Jeffrey R. Grime retired and resigned as President of Atlantic.  In connection with his resignation and the termination of his employment, Mr. Grime entered into a consulting arrangement with us pursuant to which Mr. Grime will receive a consulting retainer in the amount of $11,000 per month.  He will provide the services through his consulting company, Radex Technologies LLC.

Also on July 1, 2008, we amended the terms of the employment agreement with Don W. Rakestraw, the Chief Executive Officer (CEO) of Atlantic.  Pursuant to the terms of the new agreement, Mr. Rakestraw will continue to serve as Atlantic’s CEO, will receive a base annual salary of $305,000, subject to an annual cost of living increase, will receive incentive-based bonus compensation based on Atlantic’s annual EBITDA, will receive annually a grant of restricted stock units under our 2007 Equity Incentive Plan equal to 20% of his base annual salary then in effect, and will receive reimbursement of reasonable business travel and entertainment expense in accordance with company policy.  If this agreement is terminated by us at any time prior to the sale of $2.64 million of Xedar common stock owned by Mr. Rakestraw, Mr. Rakestraw will be entitled to continued payment of his base annual salary until the $2.64 million threshold is met, together with a final termination payment of $550,000.  However, if Mr. Rakestraw is terminated for cause, he will be entitled only to payment of compensation through the date of his termination and no additional compensation upon termination.

Note 12.  Property sublease

On August 5, 2008, we subleased approximately 8,204 rentable square feet office space located at 8310 S. Valley Highway, Suite 220, Englewood, CO 80112, which we had formerly occupied.  The sublease has a term of approximately five years, commencing on August 1, 2008, and expiring June 30, 2013, with a gross monthly rent equal to $11,622, subject to the terms specified in the sublease agreement.

Note 13.  Segment Information

We manage our business and aggregate our operational and financial information within two reportable segments. Our segments are described in Note 1.  Prior to January 1, 2007, we had an additional segment, our JIS segment.  It was folded into the consulting segment at the end of 2006, and subsequently sold on March 1, 2007.

Xedar Corporation
Notes to Financial Statements

The statement of operations for the nine months ended September 30, 2008, and 2007, and the balance sheets as of December 31, 2007 and September 30, 2008 for our business segments was (in thousands):

	2008	2007
Sales:
Consulting	$7,013	$4,791
Geographical information systems	6,343	2,119
Total sales	$13,356	$6,910

Income (Loss) from operations (in thousands):
Consulting	$438	$226
Geographical information systems	(655)	99
Corporate Expense	(4,374)	(3,093)
Total loss from continuing operations	(4,591)	(2,768)
Less: Discontinued operations - JIS	-	(75)
Total income (loss)	$(4,591)	$(2,843)

Identifiable fixed assets (in thousands):
Consulting	$98	$231
Geographical information systems	2,295	2,386
Other	63	51
Less : accumulated depreciation	(776)	(742)
Total fixed assets	$1,680	$1,926

Intangibles:
Consulting	$8,049	$8,049
Geographical information systems	3,970	3,970
Less : accumulated amortization	(2,923)	(1,291)
	$9,096	$10,728

Depreciation and amortization (including intangibles):
Consulting	$902	$30
Geographical information systems	12	92
Other	1,103	752
Total	$2,017	$874

In the nine months ended September 30, 2008, our sales to two customers which exceeded 10% of total sales were $1,397,000 and $1,390,000, respectively.  In the nine months ended September 30, 2007, our sales to the two customers which exceeded 10% of total sales were $1,463,000 and $1,000,000. The highest sales were to the same customer in 2008 and 2007.  The sales to these customers were in the consulting segment both years.

Xedar Corporation
Notes to Financial Statements

Note 14.  Pro Forma Financial Information

Below are our consolidated results of operations for the nine months and the quarter ended September 30, 2007, as though the business acquisitions made during 2007 had been completed as of January 1, 2007.

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Sales	$3,939,000	$12,168,000
Net (Loss)	$(921,000)	$(3,214,000)
(Loss) per Share	$(0.04)	$(0.12)

Note 15.  Subsequent Events

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  During nine month of 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $1,550,000, on the same terms and conditions pursuant to which the March 3, 2008 loan was made.  On October 9, 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $250,000, on the same terms and conditions pursuant to which the March 3, 2008 loan was made.  We have now borrowed $2,800,000 under the loan.

On October 22, our board entered into an investor relations services agreement with the Wakabayashi Fund, under which we agreed to pay the Fund 166,667 shares of our common stock immediately in return for investor relations services through the end of 2008, and another 166,667 shares in January 2009 for additional services to be provided during the first quarter of 2009.

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

Overview

We operate in two segments.

First, our consulting segment provides strategic consulting services to the national intelligence community and the Department of Defense.  It also provides independent verification and validation, information assurance, and consulting services to several federal agencies. We are a prime contractor to the Department of Defense, the national intelligence agencies, and the Internal Revenue Service.  We serve the U.S. Agency for International Development and the U.S. State Department as a subcontractor.

Second, our Geographical Information Systems (GIS) segment collects digital aerial photographs of various areas within the United States, enhances the resulting images and sells them to both commercial and government customers.  This segment also provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  The segment’s client base includes the Bureau of Land Management (BLM), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers, including Anadarko Petroleum, BP America, ConocoPhillips, and Devon Energy.

Acquisitions

In January 2007 we acquired Land Links Company, Ltd. (Land Links).  In March 2007, we acquired Atlantic Systems Corporation (Atlantic) and in October 2007, we acquired Pixxures, Inc. (Pixxures).  These acquisitions are part of an ongoing strategy to build a significant portion of our revenue, profit, and cash flow by acquiring companies that fit into our existing geospatial and consulting segments.  We have engaged in acquisition discussions with multiple companies, and periodically conduct due diligence reviews of candidate acquirees, using both financial and operational criteria.  We have also discussed purchase terms with a number of companies that passed our due diligence reviews.  However, we can rarely determine which candidate acquirees will accept our purchase offers, as well as the dates on which such transactions are likely to close.

In January 2007 we engaged the services of three investor relations firms in exchange for 1,200,000 shares of our common stock. We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of contract terms, we charged the entire value of the three agreements to expense in the first quarter.

In February 2007 we granted 60,000 shares of common stock to members of the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation was $147,000. We are charging this amount to expense over 36 months, of which $37,000 was recorded during each of the nine month periods ended September 30, 2008 and 2007.

In February 2007 we sold the JIS segment to an unrelated third party for $75,000, plus an additional $65,000 for support services to be provided during the subsequent six months.

In January 2008 we granted 21,000 restricted stock units (RSUs) to our contractors, to be vested in July 2008.  Based on the market price of our stock on the grant date, the total value of these grants was $46,000.  We charged the entire value of these grants to expense in January 2008.  We converted contractor RSU’s into 21,000 shares of common stock in the third quarter of 2008.

In March 2008 we granted 12,000 shares to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation was $30,000.  We are charging this amount to expense over 12 months, of which we recorded $22,000 during the nine months ended September 30, 2008.

During the first nine months of 2008, we granted 230,070 restricted stock units to our employees, to vest between July 2008 and September 2013.  Based on the market price of our stock on the date of the grant, we will record $365,000 compensation expense for the employee awards ratably over the employee requisite service periods.  We recorded $272,000 of employee RSU compensation expense during the nine months ended September 30, 2008.  We converted 84,500 of vested RSU’s into common stock during the third quarter of 2008.

Opportunities, challenges and risks

Key opportunities include our:

•	Use of recent acquisitions to qualify for bidding on larger government contracts;

•	Use of additional employee skills gained from recent acquisitions to gain a higher review rating on more government contracts; and

•	To take advantage of these opportunities, our Premier and Pixxures subsidiaries are now jointly bidding on selected GIS contract proposals.

Material challenges and risks include:

•
Given continuing commitments by Mr. Williamson to provide funding, as well as our efforts to obtain funding elsewhere, and budgeted improvements in our operational plans, we believe that we can obtain sufficient funding for our operations through the end of 2008.  We describe our planned cash flow break-even later in the “Known Trends, Events, Demands, Commitments and Uncertainties” section.

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

•
An overall decline in the stock market may have an impact on our stock price; a lower stock price increases our dilution if we choose to sell stock or issue it to pay for an acquisition, so we would be less likely to issue stock under such circumstances.

•
An overall decline in the United States economy could lead to a reduction in our sales.  However, our primary customers are the federal government and oil and gas firms, which are less impacted by economic declines than other parts of the economy.

•
An additional challenge and risk relates to the decline in our consulting segment’s sales because of decreases in contracts and customers.  Sales in our FuGEN subsidiary declined in the first nine months of 2008 compared to the first nine months of 2007 by $237,000, or 14%.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  Also, during the first 2008 quarter, a contract with a federal intelligence agency that our Atlantic subsidiary was expecting was awarded to another company.  We do not expect any significant changes in our other government consulting contracts in 2008.  In the first nine months of 2008, 22% of our sales were to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the sales of our consulting segment.

•
In the first nine months of 2008, we obtained approximately 8% of our sales from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $15,000.

•
Many of our projects require aerial imagery capture.  We accomplish this with the LandPixx airplane, a second leased airplane, and third-party outsourcers.  For the capture to be successful, the imagery must be free from clouds.  Additionally, specifications such as sun angle or leaf-off requirements limit the period for capture.  Prolonged periods of unfavorable weather conditions may increase our capture cost and put completion of these projects at risk.

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

•	We expect to continue amortizing intangible assets associated with existing acquisitions for the next five to 14 years.

Known Trends, Events, Demands, Commitments and Uncertainties

We have been unable to complete any acquisitions during 2008, because of the difficulty of raising funds.  We continue to attempt to raise funds for this purpose.  As described later under the EBITDA and Evaluation of Amounts and Certainty of Cash Flow section, we have reduced expenses and improved our operating results, so that we anticipate but cannot assure EBITDA breakeven in the first half of 2009.  This improvement in our financial results may make us a more attractive potential borrower, thereby allowing us to borrow sufficient funds in 2009 to again pursue acquisition targets.

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

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

	9/30/2008	6/30/2008	3/31/2008	12/31/07	9/30/07
General
Total headcount	108	102	103	104	65

FuGEN
Total backlog (000’s)	$522	$472	$810	$560	$875
% Consulting hours billed	76%	76%	76%	77%	85%

Pixxures
Total backlog (000’s)	$793	$677	$638	$-	N/A
Headcount	35	33	36	38	N/A

Atlantic
% Consulting hours billed	95%	93%	98%	73%	91%

Premier
Backlog (000’s)	$1,858	$784	$608	$645	$1,007
Annual subscriptions (000’s)	$1,467	$1,418	$1,386	$1,364	$1,390
Subscription loss rate	4%	5%	6%	8%	5%

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

Liquidity and Capital Resources

Lines of Credit; Loans

On June 8, 2007, we signed a business loan agreement, effective June 7, 2007, with KeyBank, pursuant to which we obtained a $500,000 revolving line of credit.  The line of credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 8.25%.  On September 28, 2007, we increased the line of credit to $1,000,000.  The increased line of credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 7.5%.  On December 10, 2007, we temporarily increased the line of credit a second time to $1,500,000.  This additional line of credit is evidenced by a promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 7.5%.  We have since paid off and terminated the $500,000 increase in the line of credit, leaving a $1,000,000 line of credit outstanding at September 30, 2008.

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

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  We used $478,000 of the loan to pay down our line of credit with KeyBank National Association.  We used the remainder of the loan for working capital.  The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on the earlier of the receipt of $10 million in new funding, or December 31, 2008.  During the first nine months of 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $1,550,000, on the same terms and conditions pursuant to which the March 3, 2008 loan was made.  We have borrowed $2,550,000 under the loan as of September 30, 2008.

On October 9, 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $250,000, on the same terms and conditions pursuant to which the March 3, 2008 loan was made.

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

On March 3, 2008, LandPixx borrowed $1,353,000 from Bank of the West, Evergreen, CO (BOW), which LandPixx used to pay off most of the above Silicon Valley and Biltmore loans.  The BOW loan bears 6.19% interest, has 60 monthly payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.  The outstanding balance on the loan was $1,297,000 at September 30, 2008.

Also on March 3, 2008, LandPixx borrowed $185,000 from BOW which it used to pay off the remainder of the loans from Silicon Valley and Biltmore.  The BOW loan bears 5.385% interest, has 59 monthly payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.  The outstanding balance on the loan was $170,000 at September 30, 2008.

We had no cash and cash equivalents at September 30, 2008.  Our total current assets at September 30, 2008, were $4,037,000. We also had non-current assets of $18,297,000, including $9,096,000 in net intangible assets and $7,321,000 in goodwill.  Our total assets as of September 30, 2008 were $22,334,000.

Our total current liabilities were $6,170,000 at September 30, 2008, which included accounts payable of $718,000, unrecognized subscription revenue of $594,000, accrued compensation of $356,000, accrued expense of $701,000, bank overdraft of $37,000, outstanding line of credit of $1,000,000, short-term notes payable to related parties of $2,550,000 and current portion of notes payable of $214,000.

Net Cash from Continuing Operations - Operating Activity

During the nine months ended September 30, 2008, our operating activity used $2,236,000 of cash. This included a $4,591,000 net loss, offset by non-cash items of $2,017,000 of depreciation and amortization, a $618,000 goodwill impairment charge and $377,000 of stock issued for services.  During the same 2007 period, our operating activity used $1,065,000 of cash.  This resulted from a $2,768,000 net loss, offset by $1,117,000 of stock issued for services and $858,000 of depreciation and amortization.

Net Cash from Continuing Operations - Investing Activity

In our investing activity we used $139,000 and $135,000 of net cash for the nine months periods ended September 30, 2008, and 2007, respectively.  We invested in computer hardware and software, primarily in our GIS segment.

Net Cash from Continuing Operations - Financing Activity

Our financing activity provided $2,143,000 for the nine months ended September 30, 2008.  The main source of the cash was a $2,550,000 loan from our President and CEO, Hugh H. Williamson, III.  It was partially offset by $478,000 used to pay down our line of credit with KeyBank.  We also replaced a $1,579,000 loan with a $1,537,000 loan having better payment terms.  We have made $44,000 of payments against the principal balance on the new loan.  We used $61,000 net cash in our financing activity for the nine months ended September 30, 2007, which included a $400,000 payment to the former controlling shareholders of the shell corporation, as partial consideration for the purchase of the entity by us, $18,000 paid to related party note holders, offset by the borrowing of $310,000 on the line of credit.

EBITDA and Evaluation of Amounts and Certainty of Cash Flow

Our reported net loss is strongly impacted by the amortization expense associated with our various acquisitions, goodwill impairment, and equity compensation paid to both employees and suppliers.  We believe that adjusted EBITDA earnings are more representative of our actual operating performance than net earnings, because they more closely indicate the state of our cash flows than the net profit or loss.  We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, equity payments, and goodwill impairment.

Adjusted EBITDA is not a financial performance measurement under generally accepted accounting principles.  Adjusted EBITDA has material limitations and should not be considered as an alternative to net income (loss), cash flows provided by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Items excluded from adjusted EBITDA are significant components in understanding our financial performance.  Because adjusted EBITDA is not a measurement determined in accordance with GAAP and is subject to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance used by other companies.

The following table reconciles our adjusted EBITDA to our net losses during 2008.

	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2008
Adjusted EBITDA	$(140,000)	$(1,420,000)
Depreciation and amortization	681,000	2,017,000
Equity compensation	84,000	377,000
Goodwill impairment	0	618,000
Interest expense	(16,000)	157,000
Taxes, income	2,000	2,000
Net loss	$(891,000)	$(4,591,000)

During 2008, we rationalized numerous redundancies in our Premier and Pixxures subsidiaries to increase efficiencies, particularly in operations and technology development.  These cost reductions have been substantially realized in the third quarter of 2008, as shown in the preceding table.  We plan additional cost reductions, primarily in the first and second quarters of 2009, which should further improve our adjusted EBITDA results.

Our cash flow from operations has been negative for the past two years. We expect negative cash flow for the year ended December 31, 2008. We have used all cash available to us under our existing line of credit. In the nine months ended September 30, 2008, Hugh H. Williamson III, our President and CEO, has provided $2,550,000 of additional funding.  Given continuing commitments by Mr. Williamson to provide funding, as well as our efforts to obtain funding elsewhere, and our merger of the Premier and Pixxures subsidiaries into one facility, we believe that we can obtain sufficient funding for our operations through the end of 2008.

$1.5 million of our annual cash flow originates from database subscriptions that we bill primarily to large oil and gas exploration and production companies.  We consider this cash flow to be very reliable, given that 96% of all subscriptions are renewed each year.  Nearly all of our remaining cash flow is from the federal government or large prime contractors through whom we do business with the federal government.  The cash inflow associated with the federal government is generally paid within 30 to 60 days of the original invoice dates, with immaterial amounts of bad debts.  The primary uncertainty surrounding governmental cash flow is that projects are not renewed for additional option years, usually due to funding shortfalls within the federal government.

Results of Operations

Net loss

During the nine months ended September 30, 2008, we incurred a net loss of $4,591,000, compared to a net loss of $2,768,000 during the nine months ended September 30, 2007, an increase of 66%.  Our sales for the nine months ended September 30, 2008 increased by $6,446,000, or 93%, compared to the same period in 2007.  The main reasons our sales grew but our net loss increased were:

•	A corresponding increase in cost of sales of $6,557,000;

•	An increase in intangibles amortization of $884,000;

•	Goodwill impairment expense of $618,000 ($0 in the first nine months of 2007);

•	An increase in legal, accounting and other professional services related to legal filings, stock registration and acquisitions of $284,000;

•
A decrease in our gross margin from 34% to 17% due to increased volume of consulting and aero-spatial activities with lower margin sales and an increased proportion of billable staff that resulted from rolling Land Links operations into Premier;

•	An increase in other selling and administrative expense by $1,173,000 primarily due to addition of new Atlantic and Pixxures subsidiaries.

Other factors increasing the net loss were an increase in interest expense of $151,000 and the sale of the JIS Division in the quarter ended March 31, 2007, resulting in a $75,000 gain, compared to none in the nine months ended September 30, 2008.  The main factor offsetting the increased net loss was investor relations expense.  In the nine months ended September 30, 2007, we incurred $1,080,000 of investor relations expense, compared to none in the nine months ended September 30, 2008.  Compensation expense has decreased for the first nine months of 2008 compared to the same period of 2007 by $313,000.  The minority interest’s share in our loss was $72,000 for the nine months ended September 30, 2008, compared to none in the same period of 2007.

In the quarter ended September 30, 2008, we incurred a net loss of $891,000, compared to a net loss of $820,000 in the quarter ended September 30, 2007, an increase of 9%.  Our sales for the third quarter of 2008 compared to the same 2007 quarter increased by $2,095,000, or 80%, while the cost of sales increased by $1,861,000, or 100%.  Our selling and administrative expense for the second quarter of 2008 compared to the second quarter of 2007 increased by $326,000, or 21%.  Interest expense increased by $25,000.  Minority interest’s share of our loss for the third quarter of 2008 was $32,000.

The above information is discussed in more detail below.

Sales

In the nine months ended September 30, 2008, we sold $13,356,000 of services, compared to $6,910,000 for the nine months ended September 30, 2007, an increase of $6,446,000, or 93%.  This increase was largely due to sales made by Atlantic and Pixxures in 2008.  These two subsidiaries were acquired in 2007 and sold $9,554,000 and $3,097,000 of services for the nine months ended September 30, 2008 and 2007, respectively.  Premier’s sales increased by $226,000, or 11%.  FuGEN’s sales declined by $237,000, or 14%, as a result of reduced funding on government contracts.

Our consulting segment increased its sales from $4,791,000 to $7,013,000 for the first nine months of 2007 and 2008, respectively, a 46% increase.  This increase was primarily caused by sales of Atlantic, which we acquired in March 2007.  Atlantic’s sales were 42% of our total sales for the first nine months of 2008.  On the other hand, FuGEN’s sales decreased by $237,000, or 14%, for the first nine months of 2008 compared to the first nine months of 2007.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  We do not expect any significant changes in our other government consulting contracts in 2008.

Sales increased in our GIS segment from $2,119,000 in the first nine months of 2007 to $6,343,000 in the first nine months of 2008, a 199% increase.  This increase was primarily caused by sales by Pixxures, which we acquired in October 2007.  Pixxures produced 30% of total sales for the first nine months of 2008.  Premier’s sales for the same period increased by $226,000, or 11%.  We are experiencing some growth in sales to the Bureau of Land Management, as well as increased database subscription sales to our oil and gas customers.  New data collection and production contracts at our Pixxures subsidiary are too new to serve as the basis for estimates of future sales results.

In the quarter ended September 30, 2008, we sold $4,702,000 of services, compared to $2,607,000 for the quarter ended September 30, 2007, an increase of $2,095,000 or 80%.  This increase was largely due to sales made by Atlantic, as well as the acquisition of Pixxures in 2007.  These two subsidiaries sold $3,413,000 and $1,413,000 of services for the quarter ended September 30, 2008 and 2007, respectively.  Premier’s sales increased by $120,000, or 18% in the quarter ended September 30, 2008.  FuGEN’s sales decreased by $25,000, or 5%.

Our consulting segment increased sales from $1,924,000 to $2,329,000 in the third quarters of 2007 and 2008, respectively, a 21% increase.  This increase was primarily produced by our Atlantic subsidiary, which experienced a $430,000, or 30%, increase in sales for the third quarter of 2008 compared to the third quarter of 2007.  Atlantic’s sales were 39% of our total sales for the second 2008 quarter.  FuGEN’s sales decreased by $25,000, or 5%, in the second 2008 quarter compared to 2007.  We do not expect any significant changes in our other government consulting contracts in 2008.

Sales increased in our GIS segment from $683,000 in the third 2007 quarter to $2,373,000 in the third 2008 quarter, a 247% increase.  This increase was primarily caused by sales by Pixxures, which we acquired in October 2007.  Pixxures produced 33% of total sales for the third 2008 quarter.  Premier’s sales increased by $120,000, or 18%, in the second 2008 quarter compared to the second 2007 quarter.

Cost of sales; gross profit

Cost of sales increased to $11,114,000 from $4,557,000, or 144%, for the nine months ended September 30, 2008, and 2007, respectively.  Our gross margin for the first nine months of 2008 was 17%, compared to 34% for the first nine months of 2007.  We began consolidating our reporting of the operations of our Land Links subsidiary into Premier at the beginning of 2008.  This increased Premier’s proportion of billable staff and increased our cost of sales.  We also have experienced an increased volume of consulting and geospatial activity with lower margin sales.

The margin of our consulting segment increased to $1,244,000 from $719,000 for the first nine months of 2008 and 2007, respectively.  Cost of sales for the consulting segment increased by $1,697,000, or 42%.  Atlantic’s share of this increase was $1,984,000, or 76%.  This increase occurred primarily because we purchased Atlantic at the end of the first quarter of 2007 and its operations were not being fully integrated until later in the second quarter of 2007.  FuGEN’s cost of sales decreased in the first nine months of 2008 compared to 2007 by $287,000, or 20%, as they reduced headcount related to the revenue reduction in this segment caused by a reduced number of consulting contracts with the State Department.

The GIS segment margin decreased to $998,000 from $1,634,000 for the first nine months of 2008 and 2007, respectively.  We began consolidating our reporting of the operations of our Land Links subsidiary into Premier at the beginning of 2008.  This increased Premier’s proportion of billable staff and increased our cost of sales.  Also in 2008, the GIS segment had significantly more production contracts; we earn a lower margin on GIS production contracts compared to subscription services.  We expect our percentage margins to continue to decrease as Pixxures’ results (which are production contracts), will be included for a full twelve months in 2008 instead of only three months in 2007.  Cost of sales for the GIS segment increased by $4,860,000. Pixxures’ share of this increase was $3,499,000, which was zero in the first nine months of 2007, because we had not yet acquired it.

Cost of sales increased to $3,714,000 from $1,853,000, or 100%, for the quarters ended September 30, 2008 and 2007, respectively.  Our gross margin for the quarter ended September 30, 2008 was 21%, compared to 29% for the same period of 2007.

The margin of our consulting segment increased to $537,000 from $258,000 for the third 2008 and 2007 quarters, respectively.  Cost of sales for the consulting segment increased by $126,000.  The entire amount of this increase is attributable to our Atlantic subsidiary which increased its cost of sales by 10% while growing its sales by 30%.  Atlantic’s margin increased to 25% in the third quarter of 2008, compared to 11% in the third quarter of 2007 which was a result of increase in its billable staff and billable hours.  FuGEN’s cost of sales was unchanged in the third 2008 quarter compared to 2007.  Consequently, a decrease in its sales by 5% in the third quarter of 2008 compared to the third quarter of 2007, caused its margin to decrease from 19% to 15%, respectively.

The GIS segment margin decreased to $451,000 from $496,000 for the third 2008 and 2007 quarters, respectively.   We earn a lower margin on GIS production contracts compared to subscription services.  In 2008, the GIS segment increased its production sales, while its subscription sales were essentially flat.  Pixxures’ gross margin in the third quarter of 2008 was 26%, the highest of the four subsidiaries.  The cost of sales for the GIS segment increased by $1,735,000, of which $1,163,000 was related to Pixxures’ expense, which was zero in the second 2007 quarter, because we had not yet acquired it.

Compensation

Our administrative compensation expense decreased by $313,000, or 20%, in the first nine months of 2008 compared to the first nine months of 2007.  The decrease in this expense in the third quarter of 2008 compared to the third quarter of 2007 was $299,000, or 52%.  This decrease is primarily a result of an increase of Premier billable staff following the merger of Land Links operations into those of Premier.

Amortization of intangibles

In the first nine months of 2008, we incurred $1,632,000 of amortization of intangibles resulting from acquisitions of Land Links, Atlantic and Pixxures.  In the first nine months of 2007, this expense was $748,000, consisting of nine months of Land Link’s and the first six months of Atlantic’s intangibles amortization.

In the third 2008 quarter, we incurred $544,000 of amortization of intangibles resulting from acquisitions of Land Links, Atlantic and Pixxures.  In the third 2007 quarter, this expense was $315,000.  The difference of $229,000 is amortization of Pixxures intangibles that began in the fourth quarter of 2007.

Investor relations expense

We incurred no investor relations expense in the first nine months of 2008, compared to $1,080,000 in the first nine months of 2007.  In January 2007, we engaged the services of three investor relations firms (Capital Group Communications, Inc. (Capital), Livestrong Venture Capital, Inc., and C.C.R.I. Corporation) in exchange for 1,200,000 shares of our common stock.  These firms were retained to disseminate information about us to shareholders, brokers, dealers, analysts, and other investment professionals.  In addition, C.C.R.I. Corporation had agreed to prepare corporate research reports for distribution to brokers and investors, and to give presentations to broker and investor groups.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter of 2007.

Legal, accounting and outside services

We continue to experience increases in our legal, accounting and outside services as we continue to execute our business plan.  This expense increased by $284,000, or 47%, in the first nine months of 2008, compared to the same period of 2007.  The primary element of this expense is the cost of being public that totaled $564,000 in the first nine months of 2008.

Our legal, accounting and outside services expense increased by $110,000, or 65%, in the third quarter of 2008 compared to the third quarter of 2007, due to expense related to valuation of potential acquisitions, fund raising and compliance with new regulations applicable to smaller reporting companies.  The cost of being public for the third quarter of 2008 was $143,000.

Goodwill impairment

In the first nine months of 2008 we recorded a goodwill impairment loss of $618,000 related to Atlantic’s goodwill, with none in the same 2007 period.  The entire $618,000 was charged to expense in the first quarter of 2008.

Other expense

In the first nine months of 2008 we incurred $2,357,000 of other selling and administrative expense, compared to $1,184,000 in the first nine months of 2007, an increase of $1,173,000, or 99%.  These expenses include depreciation, stock issued for services, benefits, insurance, rent, marketing, supplies and similar expense.  The increase was primarily due to the addition of selling and administrative expense of the newly acquired Atlantic and Pixxures subsidiaries, which include $244,000 of depreciation expense of airplane and related equipment of our 50% owned LandPixx subsidiary.  In order to reduce our expense, we have consolidated our Premier and Pixxures subsidiaries into a single facility and subleased the old Premier facility in the third quarter of 2008.

In the third 2008 quarter we incurred $778,000 of other selling and administrative expense, compared to $492,000 in the third 2007 quarter, a 58% increase.  This increase includes $87,000 of depreciation expense of airplane and related equipment of our 50% owned LandPixx subsidiary.

Employee stock compensation was $272,000 and $11,000 for the nine months and quarter ended September 30, 2008.  Contractor stock compensation was $46,000 for the nine months ended September 30, 2008 with the entire amount recorded in the first quarter of 2008.  We had no employee or contractor stock compensation expense in 2007.

We expect our operating expense to increase in the future as we execute our business plan.

Interest expense was $157,000 for the first nine months of 2008 compared to $6,000 for the first nine months of 2007.  This included interest accrued on our line of credit and notes payable to fund our operating losses and related to the purchase of the airplane by LandPixx consolidated subsidiary of Pixxures.

We had $2,000 of income tax expense for the first nine months of 2008, compared to $17,000 for the same period of 2007, a decrease of 88%.

Future Plans

Our expansion will be driven by a combination of organic growth and acquisitions in both our consulting and GIS segments. We expect that growth in our GIS segment will be founded upon the acquisition of other companies that provide related critical infrastructure information that can be combined with this segment’s existing database products. This should result in an expansion of the GIS segment’s customer base into additional federal and state agencies, most remaining large regional oil and gas production companies to which the segment does not already sell, and more product penetration into the existing customer base.

We expect that growth in the consulting segment will be founded upon the acquisition of other companies, so that we can use the acquired companies’ sales personnel to cross-sell services to existing customers, while also expanding the specialized skill base of all consultants to provide a greater range of services to customers. This should result in both greater sales penetration with existing federal customers and an expansion into additional federal agencies.  We are particularly interested in acquiring companies that provide strategic and technical consulting services to the national intelligence community.

Off-Balance-Sheet Transactions

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system at December 31, 2007, and at September 30, 2008.  The system and its December 31, 2007 evaluation were reported on in the Management's Annual Report on Internal Control over Financial Reporting included in our 2007 Annual Report on Form 10-KSB.  Our principal executive and principal financial officers have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934  Rule 13a-15(e)) as of December 31, 2007, and September 30, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

We identified no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Securities Exchange Act of 1934 Rule 13a-15 or 15d-15 that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.24
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, $2,100,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)

10.25
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)

10.26
Sublease Agreement and Consent By Landlord to Sublease, effective August 5, 2008, between Premier Data Services, Inc., REexpert, LLC and Best Property Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 8, 2008)

10.27
Office Lease, dated February 19, 2003, by and between Premier Data Services, Inc., and Best Property Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2008)

10.28
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, $2,350,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 25, 2008)

10.29
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 25, 2008)

10.30
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, $2,550,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 9, 2008)

10.31
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 9, 2008)

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

Xedar Corporation

November 12, 2008	By:	/s/ Hugh H. Williamson III
Hugh H. Williamson III President and CEO

	By:	/s/ Steven M. Bragg
Steven M. Bragg CFO and Treasurer

Exhibit Index

Number	Description

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
10.24
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, $2,100,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)

10.25
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)

10.26
Sublease Agreement and Consent By Landlord to Sublease, effective August 5, 2008, between Premier Data Services, Inc., REexpert, LLC and Best Property Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 8, 2008)

10.27
Office Lease, dated February 19, 2003, by and between Premier Data Services, Inc., and Best Property Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2008)

10.28
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, $2,350,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 25, 2008)

10.29
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 25, 2008)

10.30
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, $2,550,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 9, 2008)

10.31
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 9, 2008)

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