Form 10-K
period 2008-12-31
XEDAR CORP
filed 2009-03-16
CIK 108770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2008

[  ]       Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   _______ to _______

Commission file number 000-08356

XEDAR CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-0684753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3773 Cherry Creek North Drive, Ste. 995
Denver, CO 80209
(Address of principal executive offices)

(303) 377-0033
(Issuer’s telephone number)

8310 South Valley Highway, Suite 220
Englewood, CO 80112
(Former address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  [ ]   No [X]

As of June 30, 2008, there were 26,198,661 shares of the issuer’s no par value common stock outstanding.  On that date the aggregate market value of the common stock (based on the closing bid on such date) of the issuer held by non-affiliates was approximately $15,930,038.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not included herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders anticipated to be held on April 22, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the year to which this report relates.

TABLE OF CONTENTS

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

Part I

Item 1.  Description of Business

Our mission is to enhance homeland and cyberspace defense and security.  We do so by providing strategic consulting services, aerial imagery, and critical infrastructure information and systems to our customers.

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

Effective December 31, 2006, through a wholly owned subsidiary formed specifically for that purpose, we merged with Premier Data Services, Inc., a Delaware corporation.  Before the merger there was no material relationship between us, our affiliates, and Premier.  Immediately after the merger transaction, the former stockholders of Premier owned approximately 85% of the issued and outstanding shares of our common stock, and the management and board of directors designated by Premier were appointed as our officers and directors.  The conversion of Premier stock into our shares of common stock was accounted for as a reverse acquisition, since the stockholders of Premier obtained control of us.  The below discussion includes the historical book values and results of operations of Premier.

Premier was formed in 1994 by four partners, of whom Robert Johnson and Mark Chase remain with us today.  We issued a series of land database and mapping products beginning in 1995 and continuing through the present.

Approximately five years prior to our merger with Premier, in early 2002, Premier acquired FuGEN, Inc., a Maryland-based software development and systems consulting company.  This gave Premier an expanded foothold in the federal government marketplace, which has led to information technology systems and enterprise security consulting projects with various Departments of the federal government.

On January 1, 2007, we, through our wholly owned subsidiary PDS GIS/LIS, Inc., a Delaware corporation, acquired Land Links Company Ltd., a New Mexico limited liability company.  The acquisition of Land Links expanded our foothold in the geographic information systems arena.

On March 22, 2007 we acquired all of the outstanding stock of Atlantic Systems Corporation, a Virginia corporation. Atlantic primarily provides strategic and technical consulting services to various entities within the Department of Defense and the intelligence community.  Further, Atlantic assists its clients in selling their products and services to the federal government.

On October 1, 2007, we acquired Pixxures, Inc., a Delaware corporation, in a stock-for-stock transaction.  We acquired Pixxures in order to expand our geospatial production and sales capabilities.  Pixxures employed a much larger number of geospatial production personnel than we did prior to the acquisition.  The acquisition allows us to bid on larger geospatial projects that we would previously have needed to outsource to subcontractors.  Also, Pixxures operates in a lower-cost facility than we did at the time.

In April, 2007, prior to our acquisition of Pixxures, Pixxures and an unrelated entity, Landiscor, Inc., an Arizona corporation, formed a joint venture, LandPixx, LLC, for the purpose of acquiring, operating, and leasing a digital sensor and an aircraft.  LandPixx was a 50% owned subsidiary of Pixxures.  On March 3, 2008, LandPixx borrowed $1,353,000 from Bank of the West, Evergreen, CO (BOW).  LandPixx used the BOW loan to pay off most of its then outstanding debt.  The BOW loan bears 6.19% interest, has 60 monthly principal and interest payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Mr. Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan. Also on March 3, 2008, LandPixx borrowed $185,000 from BOW, which it used to pay off the remainder of its outstanding loans.  This BOW loan bears 5.385% interest, has 59 monthly principal and interest payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Mr. Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.

On December 31, 2008, we entered into an interest purchase agreement with Landiscor under which we acquired from Landiscor its 50% ownership in LandPixx.  As a result, LandPixx became our wholly owned subsidiary.  As consideration for the sale of its ownership interest in and to LandPixx, we have agreed to provide to Landiscor reduced pricing on several services and selected rights to software owned by us, as described more fully later in the footnotes our financial statements.

At its January 21, 2009 meeting, the board formed a strategic alternatives committee as a subcommittee of the board of directors to investigate various potential strategies to maximize shareholder value and assure the sustained health of the Company.

Business Segments

We operate in two segments.

Information Technology Consulting Segment
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

Geographical Information Systems Segment
Our geographical information systems (GIS) segment includes our wholly owned Premier, Pixxures and LandPixx subsidiaries.  This segment engages in two activities.  First, it collects digital aerial photographs of various areas within the United States, enhances the resulting images, and sells them to both commercial and government customers.  Second, it provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  The segment’s client base includes the Bureau of Land Management (BLM), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 15% of the segment revenue comes from subscriptions to database products, and 85% from aerial imagery and production services.

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

Product Development and Technology

In our GIS segment, our product development efforts and use of technology focus on the collection, management, and delivery of critical information to our customers through our database offerings.  The management and expansion of our databases are central to our product development efforts.  We continuously update and refine our databases through proprietary methods and the use of technology to gather information from outside sources and our airplane collection platforms, authenticate the information based on error-checking routines, translate the information into usable formats, and tag the information for multiple attributes and retrieval indexing.

We use a variety of software routines that were developed in-house to index critical information in a variety of ways, such as broad field categories, document type, and document title.  We base some of our products and databases on the software products of ESRI, Inc.  We employ a group of networked computer servers that are housed in one location, referred to as a server farm.  A server farm streamlines internal processes by distributing the workload between the individual components of the farm and expedites computing processes by harnessing the power of multiple servers.

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

Customers

We have a diverse customer base that includes many of the largest companies and government entities in the industries we serve.  Our government customers include counties, states, and the federal government.  The majority of our GIS customers are comprised of large multi-national and national oil and gas exploration companies.

In 2008, our largest customers were Digital Globe, Inc. and DIA Sudden Capital. The various Digital Globe, Inc. and DIA Sudden Capital contracts generated 12% and 11% of our total revenue, respectively. Our government contracts are subject to terms that would allow for termination at the election of the government.  With the exception of the national intelligence agency contracts, we believe that no termination of any contract or subcontract at the election of the government would have a material adverse impact on our financial results.

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

Sales and Marketing

We have several employees with a large portion of their focus and responsibilities connected to sales.

Our marketing efforts include a well maintained web site, a quarterly e-newsletter to selected clients, attendance at trade shows, participation in selected trade associations and an assortment of collateral materials.

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

Customer Support

We maintain a customer service desk at our Colorado location, which is open during regular business hours to assist customers using our land databases.  All customer contacts handled through the customer service desk are tracked using a customer relationship management database.  We have also posted training manuals on our Internet site for the use of our products and databases.

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

Our consulting segment competes against a large number of companies, and has subcontracted with several of them.  Competitors include CACI, SAIC, STG, ManTech, NCI Information Services and Stanley Associates.  These companies all compete by retaining the services of people having a combination of various levels of security clearances and technical skills, and bidding their services to the federal government in response to specific requests for proposals.  The company offering a combination of the required level of security clearances and technical skills, combined with a competitive price, will generally be awarded a contract by the government.  In some cases, a company will subcontract selected work to a competitor whose employees may have a specific combination of security clearances and technical skills, in order to improve its chances of winning a contract.

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

We have trademarked, or applied for trademarks, on the names of many of our products, and we have exercised reasonable measures to protect our intellectual property rights and enforce these rights when we become aware of any potential or actual violations or misuse.  Our products having current trademarks are ClaimFinder, CarteView, LeaseFinder, Land Link, Map Layout Express, PDS Studio, and LotFinder.

Employees

As of December 31, 2008, we had 101 total employees, of which 2 were part time employees, and all of whom are located within the United States.  None of the employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Foreign Operations and Subsidiaries

The Company does not have, and does not intend to have, foreign operations, exports, or subsidiaries.

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

Our operations generated a loss of $6,452,000 and $4,367,000 in the years ended December 31, 2008 and 2007, respectively.  We may not be able to reverse this trend, increase revenue, or cut costs to a sufficient extent to avoid losses in future periods.  Some of the risks related to our business include:

•
Database content.  We depend on database content obtained through agreements with third parties, and the failure to maintain these agreements could result in the elimination of some of our product offerings and services, or require us to turn to more expensive data collection alternatives which could adversely affect our results of operation.

•
Database subscription renewals.  Our financial results could weaken if we cannot consistently obtain customer renewal of database subscriptions or product maintenance agreements.  In 2008, we obtained approximately 8% of our sales from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $15,000.  A significant proportion of the content we use in our database products is obtained from either commercial or government entities under licensing agreements or requests under the Freedom of Information Act.  In particular, information obtained from government entities cannot be obtained elsewhere.  If the government entities restrict or withdraw their content from us, some of our products would be cancelled, which would result in the elimination of up to $635,000 of recurring revenue.

•
Acquisitions.  We may be unable to identify potential acquirees, complete acquisitions, or integrate acquisitions into our operations.  We intend to selectively pursue acquisitions to complement our internal growth.  There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices.  There can be no assurance that a potential acquiree’s shareholders will accept stock as a higher proportion of payment and the least amount of cash, which will impact or cash flow. In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions depends substantially on our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner. We can provide no assurance that we will be successful in integrating acquired businesses or that acquired businesses will perform at anticipated levels.  In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt our operations and divert management’s attention from day-to-day operations.  There can be no assurance that any potential acquisitions will allow us to create a cash flow neutral or cash positive position.

•
Funding availability.  Given the state of the current credit markets, it may be difficult to obtain funds for either operational needs or prospective acquisitions.  We currently have $1.1 million of debt funding available through a previously authorized loan from our CEO, Mr. Hugh Williamson III.  Our 2009 budget projects EBITDA positive operations as of the second quarter of 2009, and continuing through the end of the year.  (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, below, for a discussion and reconciliation of EBITDA)

•
Growth strategy.  Our growth strategy involves expanding the range of geographic information systems services offerings, and increasing our penetration into the federal government system security market.  The addition of new geographical information systems services is highly dependent on our ability to acquire other companies.  Further, increased penetration into the systems security market requires the addition of experienced sales employees, who are difficult to acquire and retain.  If we are unable to surmount these issues, our operating performance, including our ability to generate additional revenue on a profitable basis, may be adversely affected.

•
Federal government spending.  The federal government has shifted substantial funds into various war efforts, resulting in funding reductions in some of its established programs. These funding reductions have reduced the budgets of several system security projects in which our staff were involved.  If the war effort continues, we can expect to see reduced staffing levels on some federal projects in which we are involved, as well as the risk of outright program cancellation.  Continued funding reductions may reduce or eliminate the revenue generated by our FuGEN and Point One subsidiaries, which derive much of their business from the federal government.

•	Federal government contracting. The following risks are inherent in government contracts:
o	Because federal laws permit government agencies to terminate a contract for convenience, our government clients may terminate or decide not to renew our contracts with little or no prior notice.
o
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

o
Government contract regulations provide that any company convicted of a crime or indicted on a violation of statutes related to federal contracting may lose its right to receive future contract awards or extensions.

o
Our ability to earn revenue from our existing and future U.S. federal government projects will depend upon the availability of funding from U.S. federal government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

o	Our ability to secure new government contracts and our revenue from existing government contracts could be adversely affected by any one or a combination of the factors listed above.

•
Imagery capture.  Many of our projects require aerial imagery capture.  We accomplish this with the Pixxures airplane, a second leased airplane, and third-party outsourcers.  For the capture to be successful, the imagery must be free from clouds.  Additional specifications such as sun angle or leaf-off requirements limit the period for capture.  Further, both scheduled and unscheduled repairs and maintenance can keep our planes from flying for substantial periods of time.  Thus, prolonged periods of unfavorable weather conditions, as well as airplane repairs and maintenance may increase our capture cost and put completion of these projects at risk.

•
Industry conditions and trends.  We derive substantially all of our revenue from customers in the oil and gas industry and the federal government.  As a result, our business, financial condition, and results of operations depend upon conditions and trends affecting these industries generally.  For example, the current low price of oil and an ongoing consolidation trend in the oil and gas industry could result in an increased number of database subscription non-renewals.  Also, the federal government has substantially reduced its spending in order to channel funding into various war efforts, resulting in funding reductions on several system security projects.  Thus, if continued, these trends could have a material adverse effect on our business.

•
Personnel loss.  Our future success depends in part on the continued service of our executive officers and other key management, sales, consulting, and operations personnel and on our ability to continue to attract, motivate, and retain additional highly qualified employees.  The loss of the services of one or more of these people, or our inability to recruit replacements for them or to otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results, and financial condition.

•
Competitive markets.  Our competitors have significant financial and information-gathering resources, recognized brands, technological expertise, and market experience.  These competitors are continuously enhancing their products and services, and developing new products and services.  Our land database products compete with offerings from InfoPipe Inc., Divestco Inc. and WhiteStar, Inc.  In addition, the federal government itself is a competitor, since it is making an increasing amount of land data available to the public via the Internet and other means.  Our consulting segment competes against a number of companies, such as CACI, CSC, SAIC, STG, Inc., ITS Services, NCI Information Services and Stanley Associates.  We may also face competition from organizations and businesses that have not traditionally competed with us but that could adapt their products and services to meet the demands of our customers.  Increased competition may require that we reduce the prices of our offerings or make additional capital investments, which could adversely affect our margins.  If we are unable or unwilling to do so, we may lose market share in our target markets and our financial results may be adversely affected.

•
Customer concentrations. Our customer base is concentrated and the loss of one or more of our key customers could have a negative impact on our revenue.  During the year ended December 31, 2008, 23% of our sales were to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the sales of our GIS and consulting segments.  Sales to our ten largest customers accounted for 56% of our net revenue in 2008.  We cannot be certain that our current customers will continue to enter into contracts with us.

•
Intangible asset amortization. As part of our acquisition activities, we have allocated a significant proportion of the acquisition purchase prices to such intangible assets as customer relationships, non-compete agreements, trade names, and customer contracts.  Substantial amortization of these assets will continue until early 2015. During that time, the amortization expense will be enough to offset our probable operating profits.

•
System failures.  Our ability to protect our data center against damage from fire, power loss, telecommunications failure, or other disasters is critical.  Any delays or failures in our systems or errors in the technology that we use to store and deliver content via the Internet to our customers would harm our business. In addition, our products could be affected by failures of third-party technology used in our products and internet site, and we may have no control over remedying such failures.  Any failures or problems with our systems could force us to incur significant costs to remedy such failures or problems, decrease customer demand for our products, tarnish our reputation, and harm our business.

•
Stock sales.  Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our shares.  Any sales of common stock by us or our principal stockholders, or the perception that such sales might occur, could have a material adverse effect on the price of our shares.

•
Stock price volatility.  Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, many of which are beyond our control, including:

o	Quarterly variations in actual or anticipated results of operations;
o	Changes in financial estimates by securities analysts;
o	Actions or announcements by us or our competitors;
o	Regulatory actions;
o	Litigation;
o	Loss or gain of major customers or content providers;
o	Additions or departures of key personnel; and
o	Future sales of our common stock.

These fluctuations may result in an immediate and significant decline in the trading price of our common stock, which could cause a decline in the value of your investment.

Considering the uncertainties of the present economic environment, an overall decline in the stock market may have an impact on our stock price.  A lower stock price increases our dilution if we choose to sell stock or issue it to pay for an acquisition, so we would be less likely to issue stock under such circumstances.

•
Affiliate control.  Members of our Board of Directors and our executive officers, together with their affiliates, own a significant number of shares of our outstanding common stock. Accordingly, these stockholders, if they act together, can have significant control over matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.  Our directors, executive officers and other affiliates will continue to exert significant control over our future direction, which could reduce our sale value.

•
Dividends.  We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Description of Property

We lease approximately 8,200 square feet of office space in Englewood, Colorado, our headquarters.  We lease approximately 20,700 square feet of office space in Arvada, Colorado, approximately 1,500 square feet in Denver, Colorado, approximately 3,500 square feet of office space in Rockville, Maryland, approximately 3,200 square feet of office space in Arlington, Virginia and approximately 2,600 square feet of office space in Albuquerque, New Mexico.

Our lease in Englewood, Colorado, requires monthly payments of $16,271 through June 2009,   $16,962 from July 2009 through June 2010, $17,304 from July 2010 through June 2011, $17,645 from July 2011 through June 2012, and $17,987 from July 2012 through June 2013 when the lease expires.

Our Arvada, Colorado lease requires monthly rental payments of requires monthly payments of $11,884 through March 2009 $13,348 thought June 2009, and $15,932 through May 2010 when the lease expires.

Our lease in Denver, Colorado, requires monthly payments of $2,602 through April 2009, $2,726 from May 2009 through April 2010 and $2,850 from May 2010 through April 2011 when the lease expires.

Our lease in Rockville, Maryland, requires monthly payments of $8,511 and expires in May 2009.

Our lease in Arlington, Virginia, requires monthly payments of $10,400 through June 2009, $10,686 from July 2009 through June 2010, $10,980 from July 2010 through June 2011, $11,282 from July 2011 through June 2012, and $11,592 from July 2012 through June 2013 when the lease expires.

Our lease in Albuquerque, New Mexico, requires monthly payments of $2,200 and expires in March 2010.

Our airplane lease requires monthly payments of $35,000 and expires in March 2010.

We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

LandPixx owns a 1980 Cessna 402C Businessliner aircraft and related sensor equipment.

Item 3.  Legal Proceedings

On August 8, 2007, in the District Court for Douglas County, Nebraska, Vital Learning Corporation filed a complaint naming our wholly owned subsidiaries Point One, L.L.C. and Atlantic as defendants. Vital Learning alleges that it brought certain business opportunities concerning contracts with the United State Air Force to the attention of defendants, and pursuant to an oral agreement, was entitled to receive twenty percent of any contract price awarded in connection with such business opportunities. Vital Learning Corporation alleges that it has suffered damages and is entitled to relief in an amount not less than $614,332 based on the award by the USAF to defendants of certain contracts. Based upon current information, we believe that the suit is without merit. We have responded, denying all claims of the plaintiff.

On December 17, 2008, we commenced eviction proceedings against RE Expert with respect to the premises located at 8310 S. Valley Highway, Suite 220, Englewood, CO 80112.  RE Expert was the sublesee under the terms of a sublease dated July 16, 2008.  Under the sublease, RE Expert was obligated to pay us rent in the amount of $11,622.33 per month.  RE Expert failed to pay rent in the months of October, November, and December.  As a result we retained RE Expert’s security deposit, terminated the sublease, and commenced eviction proceedings in accordance with Colorado law.   In the interim, RE Expert abandoned the premises and removed its personal property therefrom.  On December 26, 2008, we obtained a default judgment for possession with respect to the premises.  Notwithstanding RE Expert's breach of the sublease under the terms of our lease with Best Property Fund, L.P., dated February 19, 2003, we are still obligated to pay the rent with respect to the premises.

We are not aware of any other pending or threatened litigation that could have a material adverse effect upon our business, operating results, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the over-the-counter bulletin board (OTCBB), operated by the Financial Industry Regulatory Authority, Inc. (FINRA), under the ticker symbol XDRC.OB.  As of March 3, 2009, there were approximately 368 holders of record of our common stock. On March 3, 2009, the last reported sale price for our common stock on the OTCBB was $0.30 per share).

The following table reports, for the periods indicated, the high and low closing bid prices per share for our common stock as reported by Pink Sheets LLC.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices.

Period	High	Low

2008
First Quarter	$ 2.60	$ 1.50
Second Quarter	$ 2.50	$ 0.70
Third Quarter	$ 1.40	$ 0.40
Fourth Quarter	$ 0.78	$ 0.24

2007
First Quarter	$3.25	$0.90
Second Quarter	$4.85	$1.85
Third Quarter	$4.85	$2.07
Fourth Quarter	$3.60	$2.15

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

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)

Equity compensation plans approved by security holders	699,093(2)	$0(2)	695,007

Equity compensation plans not approved by security holders	19,998(3)	$0(3)	0

Total	719,091	$0	695,007

--------------------------------------------
(1)
As of December 31, 2008, the end of our last completed fiscal year, the aggregate 695,007 securities remaining available for issuance under all of our equity compensation plans are all available under our 2007 Equity Incentive Plan.

(2)
Under our 2007 Equity Incentive Plan, we are authorized to issue, in aggregate, a maximum of 1,500,000 shares of our common stock.  We have issued a total of 808,093 Restricted Stock Units (RSU) under the Plan (see Note 23 to our Consolidated Financial Statements).  An RSU award is a grant of a right to receive shares of our common stock, valued in terms of the market value of our common stock, but no stock is issued at the time of the grant of the RSU, instead, shares of our common stock are issued only after a vesting period has been satisfied. Of the 808,093 RSU's granted under the Plan, 3,500 were later forfeited pursuant to the provisions of the Plan (and are available for re-issue) because the vesting conditions were not satisfied, and 105,500 shares of our common stock have been issued in connection with the vesting of issued RSUs.  Additionally, we issued 400 shares of our common stock as vested stock awards under the Plan.  As a result, RSUs convertible into an aggregate of 695,007 shares of our common stock remain available for issuance under the Plan.

(3)
By resolution of the Board of Directors, dated February 9, 2007, we entered into an equity compensation arrangement or plan with each of our six non-employee directors which provided that each such non-employee director would receive 10,000 shares of our restricted common stock, vested in thirds annually, commencing December 31, 2007 (i.e., 3,334 shares vested on December 31, 2007, 3,333 shares vested on December 31, 2008, and 3,333 shares will vest on December 31, 2009). This equity compensation arrangement or plan has not been approved or ratified by our shareholders.

As of December 31, 2008, and as of now, we maintained and maintain no other equity compensation plan or arrangements.

Unregistered Sales of Securities

On March 31, 2008, we issued to Samuel J. Camarata, Jack Jacobs, John P. Moreno, Craig A. Parker, and Roger J. Steinbecker, each of whom are independent, non-employee directors of the Company, 2,000 shares of our restricted common stock, or an aggregate of 12,000 shares as directors fees.  The shares issued as directors fees were offered and issued to accredited investors only, without registration, in reliance on the exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. No finder’s fees or underwriting commissions were paid in connection with the issuance of the shares to our directors.

On October 1, 2007 we acquired Pixxures, Inc., a Delaware corporation, in a stock-for-stock transaction.  We purchased all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of our common stock having a negotiated value of $5,115,000, based on the average daily closing price of our common stock for the 20 trading days ending two days prior to the closing.  Subject to the terms of the agreement, additional shares became payable by us if the average price of our common stock for the 60 trading days following the Trigger Date was less than the negotiated average closing price.  The Trigger Date was established by a majority of the Pixxures shareholders to be August 7, 2008. Over the subsequent 60 trading days, the average closing price of our stock was $0.8228, resulting in the issuance of 4,818,866 additional shares of our common stock.  The shares issued in connection with the Pixxures transaction were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws.  No finder’s fees or underwriting commissions were paid in connection with the Pixxures transaction.

On October 23, 2008, we entered into an agreement for consulting services with Wakabayashi Fund, LLC (“Wakabayashi”).  We issued to Wakabayashi Fund 166,667 shares of our restricted common stock in connection with and as consideration under the consulting agreement.  The shares issued to Wakabayashi Fund were offered and sold to accredited investors only, without registration, in reliance on the exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. No finder’s fees or underwriting commissions were paid in connection with the issuance of the shares to Wakabayashi Fund.

Our directors may elect to receive payment of directors fees earned in shares of our restricted common stock in lieu of payment in cash.  On October 28, 2008, we issued to our director Samuel J. Camarata 5,313 shares in lieu of payment of $2,709.63; to our director Jack Jacobs 1,563 shares in lieu of payment of $797.13; to our director John P. Moreno 5,000 shares in lieu of payment of $2,550.00; to our director Craig A. Parker 5,876 shares in lieu of payment of $2,996.76; and to our director Roger J. Steinbecker 5,563 in lieu of payment of $2,837.13.  The shares issued to our directors in lieu of payment of directors fees in cash were offered and sold to accredited investors only, without registration, in reliance on the exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. No finder’s fees or underwriting commissions were paid in connection with the issuance of the shares to our directors.

On November 24, 2008, we sold and issued, in a private placement, an aggregate of 100,000 shares of our no par value common stock, together with an aggregate of 200,000 warrants to purchase common stock at an exercise price of $1.00 per share.  The warrants have a term of five years.  The shares and warrants were sold for an aggregate purchase price of $50,000.  The shares and warrants were offered and sold to accredited investors only, without registration, in reliance on the exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. Commissions in the amount of $3,000 were paid to Aspenwood Capital, a division of Green Drake Capital Corp., in connection with the private placement.

On November 26, 2008, we sold and issued, in a private placement, an aggregate of 3,000,000 shares of our no par value common stock, together with an aggregate of 3,000,000 warrants to purchase common stock at an exercise price of $1.00 per share.  The warrants have a term of five years.  The shares and warrants were sold for an aggregate purchase price of $1,500,000.  The shares and warrants were offered and sold to accredited investors only, without registration, in reliance on the exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. No finder’s fees or underwriting commissions were paid in connection with the private placement.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following information includes certain forward-looking statements.  Forward-looking statements are statements that estimate, project, or anticipate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by us and considered by us to be reasonable.  Our future operating results, however, are impossible to predict; the reader should infer no representation, guaranty or warranty from those forward-looking statements.

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

Information Technology Consulting Segment
Our consulting segment includes our wholly owned FuGEN, Inc. (“FuGEN”) and Atlantic Systems Corporation (Atlantic) subsidiaries.  This segment provides strategic consulting services to the national intelligence community and the Department of Defense.  It also provides independent verification and validation, information assurance, and consulting services to several federal agencies. We are a prime contractor to the Department of Defense, the national intelligence agencies, and the Internal Revenue Service.  We serve the U.S. Agency for International Development and the U.S. State Department as a subcontractor.

Geographical Information Systems Segment
Our geographical information systems (“GIS”) segment includes our wholly owned Premier, Pixxures, Inc. (“Pixxures”), and LandPixx subsidiaries.  This segment engages in two activities.  First, it collects digital aerial photographs of various areas within the United States, enhances the resulting images, and sells them to both commercial and government customers.  Second, it provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  The segment’s client base includes the Bureau of Land Management (“BLM”), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 15% of the segment revenue comes from subscriptions to database products, and 85% from aerial imagery and production services.

Our principal executive offices are located at 3773 Cherry Creek North Drive, Ste. 995, Denver Colorado 80209.  Our telephone number is 303-377-0033.   We operate from offices in Colorado, Maryland, New Mexico, and Virginia.  We also maintain an Internet site at www.xedarinc.com.  Our common stock trades on the over-the-counter bulletin board (OTCBB) under the ticker symbol “XDRC.OB.”

Material challenges and risks include:

•
Given continuing commitments by Mr. Williamson to provide funding  through a $2.8 million credit facility (of which $1.1 million is currently available), as well as our efforts to obtain funding elsewhere, and budgeted improvements in our operational plans, we believe that we can obtain sufficient funding for our operations through the end of 2009.  We describe our planned cash flow break-even later in the “Known Trends, Events, Demands, Commitments and Uncertainties” section.

•
The acquisition of a number of acquirees sufficient to create a cash flow neutral or positive position, which we estimate will be at a total revenue level of approximately $22 million, depending on the cash flow of individual acquirees.

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

•
A continued decline in the United States economy could lead to a reduction in our sales.  However, one of our primary customers is the federal government, which is less impacted by economic declines than other parts of the economy.

•
An additional challenge and risk relates to the decline in our consulting segment’s sales because of decreases in contracts and customers.  Sales in our FuGEN subsidiary declined during 2008 compared to 2007 by $293,000, or 14%.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  Also, during 2008, a contract with a federal intelligence agency that our Atlantic subsidiary was expecting was awarded to another company.  We do not expect any significant changes in our other government consulting contracts in 2009. During the year ended December 31, 2008, 23% of our sales were to our two largest customers pursuant to contracts that may be terminated or are subject to renewal at the election of such customers.  Termination of such contracts would eliminate a substantial portion of the sales of our consulting and GIS segment.  In addition, our customer base is concentrated and the loss of one or more of our key customers would have a negative impact on our net revenue.  Sales to our ten largest customers accounted for 56% of our net revenue in 2008.

•
In 2008, we obtained approximately 8% of our sales from annual subscriptions to our database products.  Our results depend on our ability to achieve and sustain high annual renewal rates on existing subscriptions and to enter into new subscription arrangements on commercially acceptable terms.  A 1% decline in subscription renewal rates equates to an annual profit reduction of about $15,000.

•
Many of our projects require aerial imagery capture.  We accomplish this with the Pixxures airplane, a second leased airplane, and third-party outsourcers.  For the capture to be successful, the imagery must be free from clouds.  Additionally, specifications such as sun angle or leaf-off requirements limit the period for capture.  Further, both scheduled and unscheduled repairs and maintenance can keep our planes from flying for substantial periods of time.  Thus, prolonged periods of unfavorable weather conditions, as well as airplane repairs and maintenance may increase our capture cost and put completion of these projects at risk.

•
The federal government has repeatedly shifted funding out of its established programs to fund its various war efforts.  These funding reductions have repeatedly reduced the budgets of several system security projects in which our staff were involved.  If the war effort continues, we can expect to see reduced staffing levels on many federal projects in which we are involved, as well as the risk of outright program cancellation.  Continued funding reductions may reduce or eliminate FuGEN and Atlantic subsidiaries’ sales, which derive much of their business from the federal government.  Barring the significant reduction of war commitments by the new Administration, we assume this risk will continue.

•	We expect to continue amortizing intangible assets associated with existing acquisitions for the next five to eight years.

Known Trends, Events, Demands, Commitments and Uncertainties

We have been unable to complete any acquisitions during 2008, because of the difficulty of raising funds.  We continue to attempt to raise funds for this purpose.  As described later under the EBITDA and Evaluation of Amounts and Certainty of Cash Flow section, we have reduced expenses and improved our operating results, such that we anticipate but cannot assure EBITDA breakeven in the first half of 2009.  This improvement in our financial results may make us a more attractive potential borrower, thereby allowing us to borrow sufficient funds in 2009 to again pursue acquisition targets.

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

Key Performance Indicators

In addition to the data in our financial statements, we carefully track and monitor certain other key performance indicators.  These include:

	12/31/2008	9/30/2008	6/30/08	3/31/08	12/31/07
General
Total headcount	101	108	102	103	104

FuGEN
Total backlog (000’s)	$432	$522	$472	$810	$560
% Consulting hours billed	91%	76%	76%	76%	77%

Pixxures
Total backlog (000’s)	$269	$793	$677	$638	-
Headcount	30	35	33	36	38

Atlantic
% Consulting hours billed	84%	95%	93%	98%	73%

Premier
Backlog (000’s)	$1,636	$1,858	$784	$608	$645
Annual subscriptions (000’s)	$1,539	$1,467	$1,418	$1,386	$1,364
Subscription loss rate	1%	4%	5%	6%	8%

The subscription loss rate is based on losses incurred during the preceding 12-month period.  We particularly focus on backlog, percentage utilization, total annual subscriptions, and the subscription loss rate.

Acquisitions

In December 2006 Premier entered into a reverse acquisition of us.  In January 2007 we acquired Land Links Company Ltd.  In March 2007, we acquired Atlantic and in October 2007, we acquired Pixxures.  In December 2008 we acquired the outstanding minority interest in LandPixx, such that LandPixx is now our wholly owned subsidiary. These acquisitions are part of an ongoing strategy to build a significant proportion of our revenue, profit, and cash flow by acquiring companies that will fit into our existing geospatial and consulting segments.  See Notes to our financial statements in this report for further detail about these acquisitions.  We have engaged in acquisition discussions with multiple companies, and periodically conduct due diligence reviews of candidate acquirees, using both financial and operational criteria.  We have also discussed purchase terms with a number of companies that passed our due diligence reviews.  However, we can rarely determine which candidate acquirees will accept our purchase offers, as well as the dates on which such transactions are likely to close.

Strategic Alternatives Committee

At its January 21, 2009 meeting, the board formed a strategic alternatives committee as a subcommittee of the board of directors to investigate various potential strategies to maximize shareholder value and assure the sustained health of the Company.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operation discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectability is reasonably assured. We base our revenue recognition policies on the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Statement of Position (SOP) 97-2, “Software Revenue Recognition”.

Revenues from Proportional Performance Contracts

Our sales revenue related to fixed price GIS production contracts are specific to services performed for government agencies and commercial customers.  Our services typically involve using our airplane and technology to map geographic areas.  We develop and edit those geographic images to provide to our customers.  We receive signed contracts with fixed fees for all sales revenues.  The contracts span a period from several months to several years and can include various geographical areas within one contract.  We recognize revenue under the proportional performance model as the customer is receiving value as services are performed, and there is no final act that is of significance to the service as a whole.

Based upon the proportional contract model, the following factors were considered in determining our revenue recognition: (a) The services we perform under the fixed price contract are cumulative in nature and therefore, if our contract was to be terminated at an interim point, the customer would not be required to “start over.”  Our contracts state that any digital images are the property of the customer if the contract is terminated at any time and that the customer will pay us in full for all costs incurred up to that time.  (b) Payment for our services are billed as time is incurred and we collect based upon this periodic billing.  As our customers are paying invoices as they are billed, we believe that the customer must perceive value or payment would not be made. (c) Our services under contracts are cumulative in that we capture the digital images and then edit them. Therefore, there is no “final act” that is significantly different in nature from the general services performed.  The unedited images hold significant value to the customer. (d) Our contracts generally discuss the nature of services to be performed as a process, not a deliverable product. (e) There is no uncertainty as to whether we can complete all of the acts in the contract.  Revenue from fixed price GIS production contracts was approximately $4.9 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively.

 Subscription Revenues

We derive a portion of our revenue from the sale of subscriptions to our oil and gas database.  Additionally, revenues are earned from our sale of subscriptions, which allow customers to view and download various ortho images contained in our on-line database.  Subscriptions are generally available for a specific period of time or number of accesses by a customer.  Revenues from the sale of such subscription services are deferred at the time of sale and are recognized ratably as delivered over the subscription period.  Revenues from the sale of subscriptions were nearly all related to subscriptions to our oil and gas database and were approximately $1.4 million for both the years ended December 31, 2008 and 2007, respectively.  We recorded $710,000 of deferred revenue related to subscription revenues at December 31, 2008.

Revenues for Time and Material Contracts

We provide consulting and GIS production services primarily on a time and materials basis.  We recognize revenue related to services performed under time and materials contracts in the period performed, at standard billing rates.  Revenue from time and materials contracts was approximately $10.5 million and $6.8 million for the years ended December 31, 2008 and 2007, respectively.

Fixed Price Consulting Contracts

We recognized revenue associated with fixed price contracts upon completion of each specified performance obligation under the terms of the contract.  If the contract includes acceptance contingencies, we recognize revenue in the period in which we receive documentation of acceptance from the customer.  We do not sell bundled products.  We sell software and databases, and each package has a maintenance contract associated with it.  Therefore, there are no bundled services, other than the maintenance aspect related to the software and database.  We also sell maintenance separately on existing database subscriptions and software maintenance contracts.  Accordingly, there are no bundled services that would have to be accounted for under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  Under SOP 97-2, because we sell maintenance on a separate basis, not just with the sale of software and databases, we break out the maintenance aspect of the sale and recognize that revenue separately and ratably over the maintenance period.  Unbilled revenues of $183,000 and $182,000 at December 31, 2008 and 2007, respectively, relate to any contract where revenue has been recognized, but the customer has not yet been invoiced.  Revenue from fixed price consulting contracts was approximately $1.0 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively.

Share-Based Payment

We account for share-based payments in accordance with Statement 123R of the Financial Accounting Standards Board (FASB), “Share-Based Payments”.  Under the fair value recognition provisions of Statement 123R, we measure share-based payments at the grant date based on the fair value of the award and record the payments as expense on a straight-line basis over the requisite service period.  We determine compensation expense for options granted to non-employees in accordance with Statement 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

We completed our annual impairment tests of goodwill and other intangible assets for 2007 and found no impairment.

Our annual impairments test of goodwill for 2008 resulted in no impairment.  We tested Atlantic’s goodwill for impairment in the first quarter of 2008.  The recorded goodwill related to Pixxures and Fugen was reviewed for impairment at December 31, 2008 for their annual impairment tests.   At December 31, 2008, we performed an additional review of Atlantic’s goodwill impairment which was required since the Company’s market capitalization periodically fell below book value.

During the first quarter of 2008, a contract with a federal intelligence agency that Atlantic was expecting was awarded to another company.  Accordingly, in March 2008, we recorded an impairment loss on our customer relationship intangible for Atlantic of $618,000 for Atlantic related to the impact of this lost contract.   This impairment charge reduced Atlantic’s customer relationship intangible from $5,611,000 to $4,993,000.   No events or changes in circumstances occurred during 2008 which indicated that the carrying amounts of any of our assets may not be recoverable.

Recent Accounting Pronouncements

The Emerging Issues Task Force issued “Issue 08-7, Accounting for Defensive Intangible Assets” in September 2008.  This consensus requires acquiring entities to record defensive intangible assets (those assets not intended for use, but to be restricted from use by competitors) as separate accounting units.  This has no immediate impact on our reported results, but may have an impact when recording the value of new acquisitions.

The Emerging Issues Task Force issued “Issue 07-5, Determining Whether an Instrument is Indexed to an Entity’s Own Stock” in June 2008.  This consensus requires that a company record a warrant as a liability and subsequently engage in mark to market accounting, where the company can record either a gain or loss in every subsequent reporting period, depending on the closing price of the stock on the last day of each reporting period.  This requirement only applies if the warrants contain “down-round” provisions that protect holders from declines in the stock price.  In essence, the requirement will be triggered by any warrant provision that will subsequently alter either the quantity of warrants issued or their price. The reason for this treatment is that such conditions are a type of guarantee, which is inconsistent with the nature of equity. As of the quarter ended March 31, 2009, we will begin mark to market accounting for the warrants we issued during the year ended December 31, 2008.  We are still evaluating the value of the impact to our financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. We anticipate that SFAS 141 will not materially affect our financial position or results of operations except on new acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009.  We anticipate that SFAS 160 will not materially affect our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we only partially adopted the provisions of SFAS 157 because of the issuance of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, which allows companies to delay the effective date of SFAS 157 for non-financial assets and liabilities. The partial adoption had no material impact on our consolidated financial position and results of operations.  We believe that the remaining provisions will have no material effect on our financial position or results of operations when they become effective on January 1, 2009.

Liquidity and Capital Resources

Lines of Credit: Loans

During 2007, we signed a business loan agreement with KeyBank, National Association for a $500,000 revolving line of credit.  The line of credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 8.25%.  We subsequently increased the line of credit to $1,000,000.  The increased line of credit is evidenced by a loan agreement and promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 7.5%.  On December 10, 2007, we temporarily increased the line of credit a second time to $1,500,000.  This additional line of credit is evidenced by a promissory note bearing interest at a variable rate equal to the prime rate of KeyBank, with an initial interest rate equal to 7.5%.  We have since paid off and terminated the $500,000 increase in the line of credit, leaving a $1,000,000 line of credit outstanding at December 31, 2008.

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

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  We used $478,000 of the loan to pay down our line of credit with KeyBank National Association.  We used the remainder of the loan for working capital.  The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which rate was 6.0% as of the loan closing date.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on demand.   The audit committee of our board of directors, whose members are independent, reviewed the terms of the proposed loan prior to its consummation and determined that it is fair to us, and as such does not constitute a conflict of interest.   During the year ended December 31, 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $1,800,000, on the same terms and conditions pursuant to which the March 3, 2008 loan was made.  During October and November 2008, we paid down $1,100,000 of the balance. We have borrowed $1,700,000 under the loan as of December 31, 2008.  The loan documents are exhibits to this Annual Report. The above description of the loan is qualified in its entirety by the full text of the exhibits.

In April, 2007, prior to our acquisition of Pixxures, Pixxures and an unrelated entity formed a joint venture, LandPixx, LLC (“LandPixx”), for the purpose of acquiring, operating, and leasing a digital sensor and aircraft.  Each of the two parties contributed cash of $133,743, and LandPixx became a 50% owned subsidiary of Pixxures.  On December 31, 2008, we bought the remaining 50% interest in LandPixx.  LandPixx entered into a term loan agreement with Silicon Valley Bank (“Silicon Valley”) for up to $1,400,000 to acquire a digital sensor.  On September 28, 2007, we entered into an Unconditional Guaranty with Silicon Valley of the above loan for a maximum of $1,400,000, plus interest and expenses.  We guaranteed full payment and performance of all obligations of LandPixx pursuant to the original loan agreement dated April 23, 2007.  During 2008, the loan was paid off.

On July 13, 2007, LandPixx entered into a term loan with Biltmore Bank of Arizona (“Biltmore”) for $452,355, which was the funding for the acquisition by LandPixx of a Cessna 402C aircraft.  The three companies were all co-borrowers.  The loan matures on July 13, 2012.  During 2008, the loan was paid off.

On March 3, 2008, LandPixx borrowed $1,353,000 from Bank of the West, Evergreen, CO (“BOW”), which LandPixx used to pay off the above Silicon Valley and Biltmore loans.  The BOW loan bears 6.19% interest, has 60 monthly principal and interest payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.  The outstanding balance on the loan was $1,272,000 at December 31, 2008.

Also on March 3, 2008, LandPixx borrowed $185,000 from Bank of the West, Evergreen, CO, which it used to pay off the remainder of the loans from Silicon Valley and Biltmore.  The BOW loan bears 5.385% interest, has 59 monthly principal and interest payments of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.  The outstanding balance on the loan was $165,000 at December 31, 2008.

We had cash and cash equivalents of $771,000 at December 31, 2008.  Our total current assets at December 31, 2008, were $3,786,000.    We also had non-current assets of $17,697,000, including $7,934,000 in net intangible assets and $7,939,000 in goodwill. Our total assets as of December 31, 2008 were $21,483,000.

Our total current liabilities were $5,324,000 at December 31, 2008, which primarily included $710,000 of unrecognized subscription revenue, current portion of notes payable of $115,000, outstanding lines of credit of $1,000,000, accounts payable of $1,062,000, short-term notes payable to related parties of $1,700,000, $143,000 of current obligations under a capital lease and other accrued liabilities of $168,000.  We had $1,321,000 of long term notes payable (LandPixx and Pixxures) and $81,000 of non-current obligations under capital leases at December 31, 2008.

Net Cash from Continuing Operations – Operating Activity

During the year ended December 31, 2008, we used $2,275,000 of cash in operating activity.  This included a $6,452,000 net loss, offset by non-cash items of $2,697,000 of depreciation and amortization expense, a $618,000 customer relationship intangible charge, and of $539,000 of stock issued for services.  We also used $332,000 of cash in changes in current assets and liabilities.

During the year ended December 31, 2007, we used $1,878,000 of cash in operating activity.  We incurred a $4,367,000 net loss, offset by non-cash items of $1,155,000 of stock issued for services, $244,000 of depreciation and amortization expense and $1,291,000 of amortization of intangibles.  We also used $211,000 of cash in changes in current assets and liabilities.

Net Cash from Continuing Operations – Investing Activity

In our investing activity, we used $155,000 of net cash for the year ended December 31, 2008.  We invested in computer hardware and software, primarily in our GIS segment.

In 2007, we received $256,000 from investing activity.  In 2007, we received $48,000 and $476,000 of cash as a part of the Atlantic and Pixxures acquisitions, respectively.  In addition, we consolidated $151,000 of cash as a result of our consolidation of LandPixx.  We invested $419,000 to acquire property and equipment, mainly due to $209,000 of computer hardware and software for our GIS segment and $54,000 of computer equipment and software for our corporate office.

Net Cash from Continuing Operations – Financing Activity

Our financing activity provided $2,769,000 for the year ended December 31, 2008.  The main source of the cash was a $2,800,000 loan from our President and CEO, Hugh H. Williamson, III and $1,550,000 from securities sold in a private placement.  It was partially offset by $321,000 used in net pay down on our line of credit with KeyBank.  We also replaced a $1,579,000 loan with a $1,537,000 loan having better payment terms.  We made $100,000 of payments against the principal balance on the new loan.  We paid down $1,100,000 on the loan from Mr. Williamson and $40,000 on capital leases.

In 2007, we received $700,000 from financing activity.  We borrowed $1,321,000 on the line of credit.   This included a $400,000 payment to the former controlling shareholders of the Xedar shell corporation as partial consideration for the purchase.  We made $104,000 of loan repayments to related parties, and $117,000 of payments on the Pixxures long term lease.

EBITDA and Evaluation of amount and certainty of cash flow

Our reported net loss is strongly impacted by the amortization expense associated with our various acquisitions, intangible impairment, and equity compensation paid to both employees and suppliers.  We believe that adjusted EBITDA earnings are more representative of our actual operating performance than net earnings, because they more closely indicate the state of our cash flows than the net profit or loss.  We define adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, equity payments, and intangible impairment.

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

The following table reconciles our adjusted EBITDA to our net losses during 2008.

Year Ended December 31, 2008
Adjusted EBITDA	$(2,611,000)
Depreciation and amortization and impairment	3,315,000
Equity compensation to employees and contractors	363,000
Interest expense, net	212,000
Taxes	23,000
Net loss	$(6,524,000)

During 2008, we rationalized numerous redundancies in our Premier and Pixxures subsidiaries to increase efficiencies, particularly in operations and technology development.  These cost reductions had been substantially completed during 2008; however, because nearly all of the reductions were implemented during the second half of 2008, the total cost reduction realized during 2008 was $327,000, versus $1,008,000 when fully realized during 2009.  We plan additional cost reductions, primarily in the first and second quarters of 2009, which should further improve our adjusted EBITDA results.

Our cash flow from operations has been negative for the past three years. We have used all cash available to us under our existing line of credit. In the year ended December 31, 2008, Hugh H. Williamson III, our President and CEO, has provided $2,800,000 of additional funding.  We have budgeted for positive cash flow from operations by April 2009, which represents a revenue level of approximately $22 million. Given continuing commitments by Mr. Williamson to provide funding, as well as our efforts to obtain funding elsewhere, and our merger of the Premier and Pixxures subsidiaries into one facility, we believe that we can obtain sufficient funding for our operations through the end of 2009.

 $1.5 million of our annual cash flow originates from database subscriptions that we bill primarily to large oil and gas exploration and production companies.  We consider this cash flow to be very reliable, given that 99% of all subscriptions are renewed each year.  Nearly all of our remaining cash flow is from the federal government or large prime contractors through whom we do business with the federal government.  The cash inflow associated with the federal government is generally paid within 30 to 60 days of the original invoice dates, with immaterial amounts of bad debts.  The primary uncertainty surrounding governmental cash flow is that projects are not renewed for additional option years, usually due to funding shortfalls within the federal government.

Results of Operations

Net loss

During the year ended December 31, 2008, we incurred a net loss of $6,452,000, compared to a net loss of $4,367,000 in 2007, an increase of $2,085,000, or 48%.  Our sales increased in 2008 from 2007 by $6,613,000, or 59%.  The main reasons our sales grew but our net loss increased were:

•	A corresponding increase in cost of sales of $7,178,000, primarily due to the addition of the new Atlantic and Pixxures subsidiaries;

•	An increase in intangibles amortization of $885,000;

•	Customer relationship intangible impairment expense of $618,000 ($0 in the 2007);

•
A decrease in our gross margin from 31% to 16% due to increased volume of consulting and aero-spatial activities with lower margin sales and an increased proportion of billable staff that resulted from merging Land Links operations into Premier;

•	An increase in other selling and administrative expense by $794,000 primarily due to the addition of the new Atlantic and Pixxures subsidiaries.

Other factors increasing the net loss were an increase in interest expense, net, of $196,000 and the sale of the JIS Division in 2007, resulting in a $74,000 gain, compared to none in 2008.  The main factor offsetting the increased net loss was investor relations expense.  In the year ended December 31, 2007, we incurred $1,253,000 of investor relations expense, compared to $85,000 in the year ended December 31, 2008.  Compensation expense has decreased for 2008 compared to 2007 by $148,000.

The above information is discussed in more detail below.

Sales

Sales increased to $17,755,000 in 2008 from $11,142,000 in 2007, which was an increase of $6,613,000, or 59%.  This increase was largely due to sales made by Atlantic and Pixxures in 2008.  These two subsidiaries were acquired in 2007 and sold $12,754,000 and $6,084,000 of services for the years ended December 31, 2008 and 2007, respectively.  Premier’s sales increased by $249,000, or 9%.  FuGEN’s sales declined by $293,000, or 14%, as a result of reduced funding on government contracts.

Our consulting segment increased its sales from $6,676,000 in 2007 to $9,654,000 for 2008, a 45% increase.  This increase was primarily due to sales made by our Atlantic subsidiary, which we acquired in March 2007.  Atlantic’s sales were 44% of our total sales for the year ended December 31, 2008.  On the other hand, FuGEN’s sales decreased by $293,000, or 14%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  This decrease occurred because our State Department contract was scaled down to three employees by late 2007, which we consider to be a sustainable number of consultants.  We do not expect any significant changes in our other government consulting contracts in 2009.

Sales increased in our GIS segment from $4,466,000 in the year ended December 31, 2007 to $8,101,000 in the year ended December 31, 2008, an 81% increase.  This increase was primarily due to sales made by our Pixxures subsidiary, which we acquired in October 2007.  Pixxures produced 28% of total sales in the year ended December 31, 2008.  Premier’s sales for the same period increased by $249,000, or 9%.  We experienced some growth in sales to the Bureau of Land Management, as well as increased database subscription sales to our oil and gas customers.  New data collection and production contracts at our Pixxures subsidiary are too new to serve as the basis for estimates of future sales results.

Cost of Sales; Gross Profit

Cost of sales increased 93% to $14,891,000 for the year ended December 31, 2008 from $7,713,000 for the year ended December 31, 2007.  Our gross margin for the year ended December 31, 2008 was 16%, compared to 31% for the year ended December 31, 2007.  We began consolidating our reporting of the operations of our Land Links subsidiary into Premier at the beginning of 2008.  This increased Premier’s proportion of billable staff and increased our cost of sales.  We also have experienced an increased volume of consulting and geospatial activity with lower margin sales.

Our consulting segment margin increased to $1,611,000 for the year ended December 31, 2008 from $789,000 for the year ended December 31, 2007.  Cost of sales for the consulting segment increased by $2,157,000, or 37%.  Atlantic’s cost of sales for the year ended December 31, 2008 accounted for 43% of total cost of sales, which correlates to Atlantic’s 44% of total sales.  In addition, Atlantic’s cost of sales increased $2,500,000 or 62% from 2007 to 2008 and contributes to the overall increase in cost of sales. This increase occurred primarily because we purchased Atlantic at the end of the first quarter of 2007 and its operations were not being fully integrated until later in the second quarter of 2007.  FuGEN’s cost of sales decreased by $343,000, or 18%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. FuGEN reduced headcount related to the revenue reduction in this segment caused by a reduced number of consulting contracts with the State Department.

The GIS segment margin decreased to $1,113,000 or 14% from $2,640,000 or 59% in 2007.   In 2008, the GIS segment had significantly more production contracts; we earn a lower margin on GIS production contracts compared to subscription services.  Our percentage margins decreased as Pixxures’ results (which are production contracts), were included for a full twelve months in 2008 instead of only three months in 2007.   Additionally, both of our airplanes were grounded during the majority of the fourth quarter of 2008, which resulted in significant costs and no offsetting revenues.  In 2009, we anticipate margins will improve.

We consolidated our JIS segment into our consulting segment as of the end of 2006, and subsequently sold it in the first quarter of 2007.  In 2007 the JIS segment had net income of $74,000 as a result of the sale of its assets.  There was no corresponding amount for 2008.

Compensation

Our administrative compensation expense decreased by $148,000, or 6%, during 2008 as compared to 2007.   This decrease was primarily a result of an increase of Premier billable staff following the merger of Land Links operations into those of Premier. This was offset by $363,000 in net compensation expense recorded during 2008 related to restricted stock units to employees and contractors.

Amortization of intangibles

During 2008, we incurred $2,176,000 of amortization of intangibles resulting from acquisitions of Land Links, Atlantic and Pixxures.  There was a full year of amortization in 2008.  During 2007, this expense was $1,291,000, consisting of twelve months of Land Links’ intangibles amortization, ten months of Atlantic’s intangibles amortization, and three months of Pixxures’ intangibles amortization.

During the year ended December 31, 2008, we recorded a customer relationship intangible impairment loss of $618,000, with none during the year ended December 31, 2007.

Investor relations expense

During the year ended December 31, 2008, we incurred $85,000 of investor relations expense, compared to $1,253,000 during the year ended December 31, 2007.  In October, 2008, we entered into a consulting agreement with Wakabayashi Fund, LLC to provide communications and public relations services during the fourth quarter of 2008.  As consideration for these services, we issued 166,667 shares of our restricted common stock to Wakabayashi.  Because of the contract terms, we charged the entire value of the agreement to expense in the fourth quarter of 2008.  In January 2007, we engaged the services of three investor relations firms (Capital Group Communications, Inc. (“Capital”), Livestrong Venture Capital, Inc., and C.C.R.I. Corporation) in exchange for 1,200,000 shares of our common stock.  These firms were retained to disseminate information about us to shareholders, brokers, dealers, analysts, and other investment professionals.  In addition, C.C.R.I. Corporation agreed to prepare corporate research reports for distribution to brokers and investors, and to give presentations to broker and investor groups.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter of 2007.

Legal, accounting and outside services

We continued to experience increases in our legal, accounting and outside services as we continue to execute our business plan.  Our legal, accounting and outside services expense include  expenses related to the cost of being a public entity, valuation of potential acquisitions, fund raising and compliance with new regulations applicable to smaller reporting companies.  This expense increased by $191,000, or 17%, during 2008, compared to 2007.  The primary element of this expense is the cost of being a public entity that totaled $833,000 during 2008.  This included $343,000 of auditing and outside accounting fees, $157,000 of legal expenses, $100,000 in costs related to fund raising, $31,000 in SEC filing fees and $107,000 in Board fees.  Director and officer insurance during 2008 was $31,000.  During 2007 we incurred $991,000 of expense associated with our acquisition activity and cost of being a public company.   This included $437,000 of auditing and outside accounting fees, $236,000 of legal expenses, $35,000 in SEC filing fees, $124,000 in Board of Director fees, and $37,000 for acquisition valuation services.  Director and officer insurance during 2007 was $36,000.

Other expense

During the year ended December 31, 2008, we incurred $2,385,000 of other selling and administrative expense, compared to $1,591,000 during the year ended December 31, 2007, an increase of $794,000, or 50%.  These expenses include depreciation, stock issued for services, insurance, rent, marketing, supplies and other similar expenses.  The increase was primarily due to the addition of selling and administrative expense of the newly acquired Atlantic and Pixxures subsidiaries, which included $318,000 of depreciation expense of airplane and related equipment of the LandPixx subsidiary. In addition, stock compensation related to director fees was $91,000 for year ended December 31, 2008.  The increase related to the newly acquired entities was also due to a $283,000 increase in insurance, a $276,000 increase in office rent, a $104,000 increase in telephone, a $95,000 increase in licenses and fees, and a $90,000 increase in supplies. These increases were offset by other minor miscellaneous decreases in other expense.  In order to reduce our expense going forward, we have consolidated our Premier and Pixxures subsidiaries into a single facility.

We expect our operating expense to increase further in the future as we execute our business plan.

Interest Expense

Interest expense was $228,000 and $42,000 in 2008 and 2007, respectively.   This included interest accrued on our line of credit and notes payable to fund our operating losses and related to the purchase of the airplane by LandPixx.  We also had minor amounts of offsetting interest income.

We had $23,000 of income tax expense for the year ended December 31, 2008, compared to $17,000 for the year ended December 31, 2007, an increase of 35%.

Future Plans

Our expansion will be driven by a combination of organic growth and acquisitions in both our consulting and GIS segments. We expect that growth in our GIS segment will be founded upon the acquisition of other companies that provide related critical infrastructure information that can be combined with this segment’s existing database products. This should result in an expansion of the GIS segment’s customer base into additional federal and state agencies, and additional regional oil and gas production companies to which the segment does not already sell, and further product penetration into the existing customer base.

We expect that growth in the consulting segment will be founded upon the acquisition of other companies, such that we can use the acquired companies’ sales personnel to cross-sell services to existing customers, while also expanding the specialized skill base of all consultants to provide a greater range of services to customers. This should result in both greater sales penetration with existing federal customers and an expansion into additional federal agencies.  We are particularly interested in acquiring companies that provide strategic and technical consulting services to the national intelligence community.

Off-Balance Sheet Transactions

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Xedar Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Xedar Corporation (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xedar Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with generally accepted accounting principles in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 13, 2009
Denver, Colorado

Xedar Corporation
Consolidated Balance Sheet

	December 31,	December 31,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$771,000	$432,000
Trade accounts receivable, net of allowance for doubtful accounts of $9,000 and $10,000, respectively	2,602,000	2,749,000
Unbilled revenue	183,000	182,000
Related party receivable	-	272,000
Other current assets	230,000	165,000
Total Current Assets	3,786,000	3,800,000

Property and equipment, net	1,824,000	1,926,000
Intangible assets, net	7,934,000	10,728,000
Goodwill	7,939,000	7,954,000
Total Assets	$21,483,000	$24,408,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,062,000	$1,126,000
Deferred revenue	710,000	639,000
Accrued compensation	426,000	466,000
Accrued liabilities	168,000	171,000
Current portion of capital lease obligations	143,000	-
Line of credit	1,000,000	1,321,000
Related party note payable	1,700,000	-
Current portion of notes payable	115,000	459,000
Total Current Liabilities	5,324,000	4,182,000

Capital lease obligations – less current portion	81,000	-
Notes payable - less current portion	1,321,000	1,094,000
Total Liabilities	6,726,000	5,276,000

Commitments and contingencies (See Note 21)

Stockholders' Equity
Common stock, no par value, 50,000,000 shares authorized; 34,413,394 and 26,186,646 shares issued and outstanding, respectively	27,300,000	25,264,000
Unearned compensation	(49,000)	(98,000)
Stockholder note receivable	(211,000)	(202,000)
Accumulated deficit	(12,283,000)	(5,832,000)
Total Stockholders' Equity	14,757,000	19,132,000
Total Liabilities and Stockholders' Equity	$21,483,000	$24,408,000

See Financial Statement Notes

Xedar Corporation
Consolidated Statement of Operations

	Year Ended
	December 31
	2008	2007
Sales	$17,755,000	$11,142,000
Cost of sales (principally consulting compensation)	14,891,000	7,713,000
Gross profit	2,864,000	3,429,000

Selling and Administrative Expense
Compensation and payroll taxes	2,500,000	2,648,000
Amortization of intangibles and impairment	2,794,000	1,291,000
Investor relations expense	85,000	1,253,000
Legal, accounting and outside services	1,317,000	1,126,000
Other expense	2,385,000	1,591,000
Total Selling and Administrative Expense	9,081,000	7,909,000

Net Operating Loss	(6,217,000)	(4,480,000)
Other Expense
Interest expense, net	(212,000)	(16,000)

Loss from continuing operations before income tax and minority interest	(6,429,000)	(4,496,000)
Income tax expense	(23,000)	(17,000)

Minority interest in net loss of consolidated subsidiary	-	72,000

Loss from continuing operations	(6,452,000)	(4,441,000)

Discontinued operations, net of income tax effect:
Loss from discontinued Justice Information
Systems segment	-	74,000

Net Loss	$(6,452,000)	$(4,367,000)

Net Loss per Share – Basic and Diluted:
Loss per share Continuing Operations	$(0.24)	$(0.19)
Loss per share Discontinued Operations	$0.00	$0.00)
Net loss per share	$(0.24)	$(0.19)

Shares Used in Computing Net Loss per Share:
Basic and Diluted	26,956,180	23,357,153

See Financial Statement Notes

Xedar Corporation
Consolidated Statement of Changes in Stockholders' Equity
Years Ended December 31, 2008 and December 31, 2007

	Common Stock
	Shares	Amount	Stockholder Note Receivable	Unearned Compensation	Additional Paid-In Capital	Accumulated Deficit	Total

Balance - December 31, 2006	18,031,000	$3,543,000	-	-	-	$(1,465,000)	$2,077,000

Issuance of 6,475,584 shares tob uy Land Links Company, Atlantic Systems, Inc., and Pixxures, Inc.	6,476,000	19,849,000	(195,000)	-	-	-	19,654,000

Issuance of 1,260,000 shares for professional services, director fees, and to employees	1,270,000	1,253,000	-	-	-	-	1,253,000

Recognition of stock option expense for exchange of options	-	14,000	-	-	-	-	14,000

Unamortized balance of share- based compensation	-	-	-	(98,000)	-	-	(98,000)

Conversion of Baum/Sagebrook debt to stock	280,000	280,000	-	-	-	-	280,000

Settlement of Pixxures acquisition liability	131,000	326,000	-	-	-	-	326,000

Interest accrued on shareholder note receivable	-	-	(7,000)	-	-	-	(7,000)

Net Loss	-	-	-	-	-	(4,367,000)	(4,367,000)

Balance - December 31, 2007	26,187,000	25,264,000	(202,000)	(98,000)	-	(5,832,000)	19,132,000

Issuance of 105,500 shares for conversion of restricted stock units	106,000	-	-	-	-	-	-

Share based compensation for restricted stock units issued for professional services and to employees	-	362,000	-	-	-	-	362,000

Issuance of 201,982 shares for professional services and director fees	202,000	127,000	-	-	-	-	127,000

Shares issued to former Pixxures shareholders in stock true-up adjustment	4,819,000	-	-	-	-	-	-

Private equity sale of common stock, net of costs of $3,000	3,100,000	612,000	-	-	-	-	612,000

Value of warrants issued with private equity sale	-	935,000	-	-	-	-	935,000

Amortization of prior year common stock issued	-	-	-	49,000	-	-	49,000

Interest accrued on shareholder note receivable	-	-	(9,000)	-	-	-	(9,000)

Net Loss	-	-	-	-	-	(6,452,000)	(6,452,000)
Balance - December 31, 2008	34,413,000	$27,300,000	$(211,000)	$(49,000)	$-	$(12,283,000)	$14,757,000

See Financial Statement Notes

Xedar Corporation
Consolidated Cash Flow Statement

	Year Ended
	December 31,
	2008	2007
Cash flow From Operating Activity:
Net Loss	$(6,452,000)	$(4,367,000)
Adjustments to reconcile net loss to net cash provided by operating activity
Stock and restricted stock units issued for services	539,000	1,155,000
Stock option expense for exchange of options	-	14,000
Depreciation and amortization of property and equipment	521,000	244,000
Amortization of intangibles and impairment	2,794,000	1,291,000
Loss on disposition of property and equipment	-	2,000
Accrued interest on note receivable from stockholder	(9,000)	(7,000)
Changes in current assets and liabilities:
(Increase) decrease in:
Trade accounts receivable	147,000	(198,000)
Unbilled revenue	(1,000)	(63,000)
Related party receivable	272,000	(281,000)
Other assets	(50,000)	143,000
Increase (decrease) in:
Accounts payable	(64,000)	321,000
Accrued compensations	(40,000)	-
Accrued liabilities and other	(3,000)	33,000
Deferred revenue	71,000	(165,000)
Net Cash (Used) by Operating Activity	(2,275,000)	(1,878,000)
Cash Flow from Investing Activity
Acquisition of property and equipment	(155,000)	(419,000)
Acquired cash from Atlantic and Pixxures	-	524,000
Cash from consolidation of LandPixx	-	151,000
Net Cash Provided (Used) by Investing Activity	(155,000)	256,000
Cash Flow from Financing Activity
Proceeds from private equity sale	1,550,000	-
Costs paid for private equity sale	(3,000)	-
Proceeds from lines of credit	157,000	1,321,000
Payments on lines of credit	(478,000)	(400,000)
Payments on long-term notes payable	(1,654,000)	(221,000)
Proceeds from long-term notes payable	1,537,000	-
Proceeds from a related party note payable	2,800,000	-
Payments on related party note payable	(1,100,000)	-
Payments on capital lease obligations	(40,000)	-
Net Cash Provided by Financing Activity	2,769,000	700,000
Net Increase (Decrease) Increase in Cash	339,000	(922,000)
Cash and Cash Equivalents - Beginning of year	432,000	1,355,000
Cash and Cash Equivalents - End of year	$771,000	$432,000
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Issuance of 360,000 shares to buy Land Links	$-	$360,000
Issuance of 4,381,000 shares to buy Atlantic Systems, Inc.	$-	$13,359,000
Issuance of 1,734,782 shares to buy Pixxures, Inc.	$-	$6,130,000
Note receivable from shareholder acquired in connection with purchase of Atlantic Systems	$-	$202,000
Conversion of debt to stock	$-	$280,000
Bonus to Pixxures' officers	$-	$326,000
Purchase of fixed assets through capital lease obligations	$264,000	$-

Cash paid for interest	$228,000	$16,000

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

Our geographical information systems (GIS) segment includes our wholly owned Premier, Pixxures, Inc. (Pixxures) and LandPixx, LLC (LandPixx) subsidiaries.  This segment engages in two activities.  First, it collects digital aerial photographs of various areas within the United States, enhances the resulting images, and sells them to both commercial and government customers.  Second, it provides government and oil and gas customers with a combination of land database products and production services related to the creation or enhancement of land records.  The segment’s client base includes the Bureau of Land Management (BLM), the Bureau of Reclamation, the National Park Service, and more than 200 commercial oil and gas customers.  Approximately 15% of the segment revenue comes from subscriptions to database products, and 85% from aerial imagery and production services.  We typically incur a modest decline in revenue related to GIS production services during the fourth quarter of each year, because of reduced client activity levels and a smaller number of business days than in other quarters.

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

Xedar Corporation
Notes to Consolidated Financial Statements

The segment production services provide data editing and enhancement, scanning, data conversion, data integration, and custom mapping.  The typical customer uses these services to convert existing GIS data into a digital format, extract information from aerial imagery, or to integrate disparate data sets.

Until we sold it in February 2007, we had a Justice Information Systems (JIS) segment which created and installed court case management systems.  This segment was folded into the consulting segment at the end of 2006 and subsequently sold in February 2007.

On January 1, 2007, we acquired Land Links Company Ltd. (Land Links).  On March 22, 2007, we acquired all of the outstanding stock of Atlantic.  On October 1, 2007, we acquired all of the outstanding stock of Pixxures.  Until December 31, 2008, Pixxures owned a 50% interest in LandPixx.  On December 31, 2008, we acquired 100% of LandPixx and LandPixx became our wholly owned subsidiary. We have always consolidated LandPixx because we control the entity.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Xedar and its subsidiaries, FuGEN, Inc. (FuGEN), Land Links Company Ltd. (Land Links), Pixxures, Inc. (Pixxures), Atlantic Systems Corporation (Atlantic), Premier, LandPixx.  We have eliminated all significant intercompany balances and transactions in consolidation.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States and include, in our opinion, all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading.

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

Xedar Corporation
Notes to Consolidated Financial Statements

We received 23% of our 2008 sales from two customers who each comprised more than 10% of our sales, totaling $2,202,000 and $1,874,000, respectively. One of these customers was in our consulting segment and one was in our GIS segment. For the year ended December 31, 2008, two individual customers each accounted for 17% and 13% of accounts receivable, respectively.  Both of these customers were in the consulting segment.  We received 36% of our 2007 sales from two customers who each comprised more than 10% of our sales, totaling $2,767,000 and $1,245,000, respectively.   One customer comprised 25% of our accounts receivable at December 31, 2007.   The revenue and accounts receivable from all of these customers in 2007 was in the consulting segment.

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

Property and Equipment

We state property and equipment at cost.  For all property and equipment except our airplane engines, we calculate depreciation utilizing the straight-line method over the estimated useful lives for owned assets or to the estimated salvage value, where appropriate, or over the related lease terms for leasehold improvements. Useful lives range from 1 to 7 years. We calculate depreciation for our airplane engines based on the number of hours flown.

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

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value.  Parts of this assessment include review of the prospects for continuation of existing customer contracts, and the likelihood of obtaining projected new business. We expense impairments when incurred.  We completed our annual impairment tests of goodwill and other intangible assets for 2007 and found no impairment.

Xedar Corporation
Notes to Consolidated Financial Statements

Our annual impairment tests of goodwill for 2008 resulted in no impairment.  We tested Atlantic’s goodwill for impairment in the first quarter of 2008.  The recorded goodwill related to Pixxures and Fugen was reviewed for impairment at December 31, 2008 for their annual impairment tests.   At December 31, 2008, we performed an additional review of Atlantic’s goodwill impairment which was required since the Company’s market capitalization periodically fell below book value.

During the first quarter of 2008, a contract with a federal intelligence agency that Atlantic was expecting was awarded to another company.  Accordingly, in March 2008, we recorded an impairment loss on our customer relationship intangible for Atlantic of $618,000 for Atlantic related to the impact of this lost contract.   This impairment charge reduced Atlantic’s customer relationship intangible from $5,611,000 to $4,993,000.  No events or changes in circumstances occurred during 2008 which indicated that the carrying amounts of any of our assets may not be recoverable.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  We look primarily to undiscounted future cash flow in our assessment of whether or not long-lived assets have been impaired.

 Revenue Recognition

We recognize revenue when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectability is reasonably assured. We base our revenue recognition policies on the guidance in Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", and Statement of Position (SOP) 97-2, "Software Revenue Recognition".

Revenue from Proportional Performance Contracts

Our sales revenue related to fixed price GIS production contracts are specific to services performed for government agencies and commercial customers.  Our services typically involve using our airplane and technology to map geographic areas.  We develop and edit those geographic images to provide to our customers.  We receive signed contracts with fixed fees for all sales revenues.  The contracts span a period from several months to several years and can include various geographical areas within one contract.  We believe it is appropriate to recognize revenue under the proportional performance model as the customer is receiving value as services are performed, and there is no final act that is of significance to the service as a whole.

Xedar Corporation
Notes to Consolidated Financial Statements

Based upon the proportional contract model, the following factors were considered in determining our revenue recognition: (a) The services we perform under the fixed price contract are cumulative in nature and therefore, if our contract was to be terminated at an interim point, the customer would not be required to “start over.”  Our contracts state that any digital images are the property of the customer if the contract is terminated at any time and that the customer will pay us in full for all costs incurred up to that time.  (b) Payment for our services are billed as time is incurred and we collect based upon this periodic billing.  As our customers are paying invoices as they are billed, we believe that the customer must perceive value or payment would not be made. (c) Our services under contracts are cumulative in that we capture the digital images and then edit them. Therefore, there is no “final act” that is significantly different in nature from the general services performed.  The unedited images hold significant value to the customer. (d) Our contracts generally discuss the nature of services to be performed as a process, not a deliverable product. (e) There is no uncertainty as to whether we can complete all of the acts in the contract.  Revenue from fixed price GIS production contracts was approximately $4.9 million and $1.5 million for the year ended December 31, 2008 and 2007, respectively.

Subscription Revenues

We derive a portion of our revenue from the sale of subscriptions to our oil and gas database.  Additionally, revenues are earned from our sale of subscriptions, which allow customers to view and download various ortho images contained in our on-line database.  Subscriptions are generally available for a specific period of time or number of accesses by a customer.  Revenues from the sale of such subscription services are deferred at the time of sale and are recognized ratably as delivered over the subscription period.  Revenues from the sale of subscriptions were nearly all related to subscriptions to our oil and gas database and were approximately $1.4 million for each of the years ended December 31, 2008 and 2007.  We recorded $710,000 of deferred revenue related to subscription revenues at December 31, 2008.

Revenues for Time and Material Contracts

We provide consulting and GIS production services primarily on a time and materials basis.   We recognize revenue related to services performed under time and materials contracts in the period performed, at standard billing rates. Revenue from time and materials contracts was approximately $10.5 million and $6.8 million for the years ended December 31, 2008 and 2007, respectively.

Xedar Corporation
Notes to Consolidated Financial Statements

Fixed Price Consulting Contracts

We recognized revenue associated with fixed price contracts upon completion of each specified performance obligation under the terms of the contract.  If the contract includes acceptance contingencies, we recognize revenue in the period in which we receive documentation of acceptance from the customer.  We do not sell bundled products.  We sell software and databases, and each package has a maintenance contract associated with it.  Therefore, there are no bundled services, other than the maintenance aspect related to the software and database.  We also sell maintenance separately on existing software and database contracts.  Accordingly, there are no bundled services that would have to be accounted for under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21).  Under SOP 97-2, because we sell maintenance on a separate basis, not just with the sale of software and databases, we break out the maintenance aspect of the sale and recognize that revenue separately and ratably over the maintenance period.  Unbilled revenues of $183,000 and $182,000 at December 31, 2008 and 2007, respectively, relate to any contract where revenue has been recognized, but the customer has not yet been invoiced.  Revenue from fixed price consulting contracts was approximately $1.0 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively.

Advertising

We expense advertising cost as we incur it.  We incurred $17,000 advertising expense in 2008. We incurred $11,000 advertising expense in 2007.

Income Taxes

We account for income tax in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  Under FAS 109 provisions, a deferred tax liability or asset (net of a valuation allowance) is recorded by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

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

Xedar Corporation
Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting standards (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ significantly from those estimates.

Share-Based Payment

We account for share-based payments in accordance with Statement 123R of the Financial Accounting Standards Board (FASB), “Share-Based Payments”.  Under the fair value recognition provisions of Statement 123R, we measure share-based payments at the grant date based on the fair value of the award and record the payments as expense on a straight-line basis over the requisite service period.  We determine compensation expense for options granted to non-employees in accordance with Statement 123R as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

The valuation provisions of Statement 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. We recognize estimated compensation for grants that were outstanding as of the effective date, January 1, 2006, over the remaining service periods using the compensation expense previously estimated.

Reclassifications

We have reclassified certain 2007 financial statement data to conform to the 2008 presentation.  These reclassifications primarily relate to employee benefits and director fees which are now presented in different categories within selling and administrative expense than they were in our prior year filing.

Recent Accounting Pronouncements

The Emerging Issues Task Force issued “Issue 08-7, Accounting for Defensive Intangible Assets” in September 2008.  This consensus requires acquiring entities to record defensive intangible assets (those assets not intended for use, but to be restricted from use by competitors) as separate accounting units.  This has no immediate impact on our reported results, but may have an impact when recording the value of new acquisitions.

Xedar Corporation
Notes to Consolidated Financial Statements

The Emerging Issues Task Force issued “Issue 07-5, Determining Whether an Instrument is Indexed to an Entity’s Own Stock” in June 2008.  This consensus requires that a company record a warrant as a liability and subsequently engage in mark to market accounting, where the company can record either a gain or loss in every subsequent reporting period, depending on the closing price of the stock on the last day of each reporting period.  This requirement only applies if the warrants contain “down-round” provisions that protect holders from declines in the stock price.  In essence, the requirement will be triggered by any warrant provision that will subsequently alter either the quantity of warrants issued or their price. The reason for this treatment is that such conditions are a type of guarantee, which is inconsistent with the nature of equity. As of the quarter ended March 31, 2009, we will begin mark to market accounting for the warrants we issued during the year ended December 31, 2008.  We are still evaluating the value of the impact to our financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning January 1, 2009. We anticipate that SFAS 141 will not materially affect our financial position or results of operations except on new acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our year beginning January 1, 2009.  We anticipate that SFAS 160 will not materially affect our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the U.S. and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we only partially adopted the provisions of SFAS 157 because of the issuance of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, which allows companies to delay the effective date of SFAS 157 for non-financial assets and liabilities. The partial adoption had no material impact on our consolidated financial position and results of operations.  We believe that the remaining provisions will have no material effect on our financial position or results of operations when they become effective on January 1, 2009.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 2.   Land Links

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

Note 3.   Atlantic Systems

On March 22, 2007 we acquired all of the outstanding stock of Atlantic, a Virginia corporation.   Pursuant to the Stock Purchase Agreement between us and the previous Atlantic shareholders, dated March 22, 2007, as amended by the First Amendment to Stock Purchase Agreement, dated July 26, 2007, we purchased all of the outstanding Atlantic stock from the shareholders for a purchase price of $13,359,451, with an initial payment of 1,380,802 shares of our common stock, valued at $5,108,696, and a closing payment of 3,000,000 shares of our common stock, valued at $8,250,755.   We have allocated the $13,359,451 purchase price.  We recorded all current assets and current liabilities at book value, all of which we determined approximated fair value, approximately $1,189,000 and $686,000, respectively.  We valued intangible assets in accordance with standard valuation procedures, recording customer contracts of $1,435,000, non-compete agreements of $1,003,000 and customer relationships of $5,611,000.  We estimated the useful lives of customer contracts and non-compete agreements to be 5 years, and customer relationships to be 8 years.  We allocated the rest of the purchase price, approximately $4,823,000, to goodwill.

Note 4.  Pixxures

On October 1, 2007 we acquired Pixxures in a stock-for-stock transaction.  We acquired all of the issued and outstanding capital stock of Pixxures for a closing payment of 1,734,780 shares of our common stock having a negotiated value of $5,115,000.  In accordance with SFAS 141 we determined the market value of the 1,734,780 shares to be $6,129,556, based on the average closing price of our common stock of $3.533 per share.  We determined the price based on the price of our stock three trading days before and after the acquisition closed.  Subject to the terms of the agreement, additional shares would have become payable by us if the negotiated price of our common stock for the 60 trading days following the Trigger Date was less than the average closing price.  The Trigger Date was established by a majority of the Pixxures shareholders to be August 7, 2008. Based on the Trigger Date described of August 7, 2008, the final measurement date of the 60 trading days was October 31, 2008.  Over the 60 trading days, the average closing price of our stock was $0.8228, resulting in issuance of 4,818,866 additional shares of our common stock.  This included issuance of 4,481,545 shares as purchase true-up as well as 289,132 and 48,189 additional shares, respectively,  issued in satisfaction of bonuses to the former CEO and controller of Pixxures discussed below.

When we issued the shares we recorded the current fair value of the additional shares. We simultaneously reduced the amount previously recorded for securities issued at the date of acquisition to the lower current value of those securities.  Thus the two entries offset each other, other than to record the increased number of shares issued and outstanding.

Xedar Corporation
Notes to Consolidated Financial Statements

In connection with the acquisition of Pixxures, we issued the former CEO and controller of Pixxures 111,921 and 18,654 shares of our restricted stock in satisfaction of bonuses that were due to them as a result of the sale of Pixxures.  A total of $325,826 additional purchase price was recorded related to the issuance of stock to the former CEO and controller of Pixxures.  The share value was based on the value discussed above.

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

Note 5.  Discontinued Operations

On March 1, 2007, the Company completed the sale of the Company’s Justice Information Systems segment to Justice Systems, Inc., for approximately $140,000 in cash, of which $75,000 was for the underlying business assets and $65,000 was for a six-month service contract to support the transition of the JIS segment to Justice Systems, Inc.  The $65,000 contract is being recognized over the period services are provided.  The JIS segment had no material current assets or current liabilities as of December 31, 2006.

Note 6.  Property and Equipment

Property and equipment include the following approximate amounts:	December 31,
	2008	2007

Computer Equipment	$590,000	$530,000
Software	427,000	429,000
Airplane and Equipment	1,576,000	1,568,000
Furniture and Fixtures	61,000	63,000
Office Equipment	64,000	66,000
Leasehold Improvements	19,000	13,000
Less accumulated depreciation and amortization	(913,000)	(743,000)

Fixed assets, net	$1,824,000	$1,926,000

Xedar Corporation
Notes to Consolidated Financial Statements

Depreciation and amortization expense (other than amortization of intangibles) for the years ended December 31, 2008 and 2007  was $521,000 and  $244,0000, respectively, and is included in other selling and administrative expenses of the statement of operations.

Note 7.  Intangible Assets

As of December 31, 2008, we had $7,934,000 of intangible assets, net of $3,467,000 of amortization.  As of December 31, 2007, we had $10,728,000 of intangible assets, net of $1,291,000 of amortization.  We acquired our intangibles in connection with our purchases of Land Links, Atlantic and Pixxures.  See Notes 2, 3, and 4.

Intangible assets include the following approximate amounts:	Estimated	Value as of	Value as of
	Useful Life	December 31,	December 31,
	(years)	2008	2007
Non-compete agreements acquired with purchase of Land Links	5	$360,000	$360,000
Customer contracts acquired with purchase of Atlantic	5	1,435,000	1,435,000
Non-compete agreements acquired with purchase of Atlantic	5	1,003,000	1,003,000
Customer relationships acquired with purchase of Atlantic	8	4,993,000	5,611,000
Trademark and trade name acquired with purchase of Pixxures	15	350,000	350,000
Web hosting and related technology acquired with purchase of Pixxures	1.5	893,000	893,000
Customer relationships acquired with purchase of Pixxures	8	2,367,000	2,367,000

Less accumulated amortization		(3,467,000)	(1,291,000)
Total intangible assets, net		$7,934,000	$10,728,000

We incurred $2,176,000 and $1,291,000 of amortization expense for the years ended December 31, 2008 and 2007, respectively. We estimate that the aggregate amortization expense in each of the five succeeding years, from 2009 through 2013, shall be $1,629,000, $1,480,000, $1,480,000, $1,002,000, $920,000 and $1,423,000 thereafter.

Note 8.  Goodwill

As of December 31, 2008, we had $7,939,000 of goodwill. As of December 31, 2007, we had $7,954,000 of goodwill.

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007:

Xedar Corporation
Notes to Consolidated Financial Statements

Goodwill
Balance at December 31, 2007	$7,954,000
Miscellaneous purchase price adjustment	(15,000)

Balance at December 31, 2008	$7,939,000

Note 9.  Accrued Liabilities

 Accrued liabilities include the following approximate amounts:

	December 31,
	2008	2007

Accrued professional services	$-	$70,000
Accrued taxes	76,000	33,000
Other accrued liabilities	92,000	68,000

Total accrued liabilities	$168,000	$171,000

Note 10.  Capital Lease

We follow the provisions of SFAS No. 13 “Accounting for Leases” in determining the criteria for capital leases.  Leases that do not meet the criteria are classified as operating leases and related rentals are charged to expense in the year incurred.  We have capital leases for certain software and equipment with a gross value of $264,000 at December 31, 2008.  At December 31, 2008, future minimum lease payments under capital leases were as follows (in thousands):

Year Ending December 31,
2009	$143,000
2010	62,000
2011	19,000
Total payments	224,000
Less amount representing interest	(15,000)

Present value of minimum lease payments at December 31, 2008	$209,000

Xedar Corporation
Notes to Consolidated Financial Statements

The current portion of capital lease obligations at December 31, 2008 and 2007 was
$143,000 and $0, respectively.

Note 11.  Debt

Notes payable include the following approximate amounts:

	December 31,
	2008	2007

Current portion:
Line of credit with KeyBank	$1,000,000	$1,321,000
Note payable to Bank of the West	115,000	—
Note payable to related party	1,700,000	—
Note payable to Silicon Valley Bank	—	396,000
Note payable to Biltmore Bank of Arizona	—	63,000

	$2,815,000	$1,780,000

N Non-current portion:
Line of credit with KeyBank	$—	$—
Note payable to Bank of the West	1,321,000	—
Note payable to related party	—	—
Note payable to Silicon Valley Bank	—	730,000
N Note payable to Biltmore Bank of Arizona	—	364,000

	$1,321,000	$1,094,000

The aggregate annual payments of long-term debt outstanding as of December 31, 2008, are summarized as follows:

2009	$2,815,000
2010	$134,000
2011	$143,000
2012	$152,000
2013	$892,000

Total debt	$4,136,000

We were in compliance with all debt covenants as of December 31, 2008.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 12.  Convertible Notes Payable to Related Parties

We had outstanding two notes payable to former shareholders at December 31, 2006.  On October 1, 2007, the note holders converted $279,669 of the notes (which was the entire remaining balance) at the stated conversion rate of $1.00 per share into 279,669 shares of our common stock.  All amounts related to these convertible notes had been repaid or converted as of December 31, 2007.

Note 13.  Lines of Credit

We have a business agreement with KeyBank National Association (“KeyBank”), pursuant to which we have a $1,000,000 revolving line of credit.  We had fully drawn this line of credit at December 31, 2008.  The line calls for monthly interest payments, matures on April 15, 2009, and is secured by the company’s assets and is subject to restrictive covenants.

We previously had a second line of credit with KeyBank for $500,000.  On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson III (see Note 15).  We used $478,000 of the loan to pay off our second line of credit with KeyBank.

The average interest rate on the KeyBank lines of credit was 5.11% for the year ended December 31, 2008.  The average dollar amount of the borrowing was $1,040,000 for the year ended December 31, 2008.  The weighted average interest rate was 5.17% and 7.71% for the years ended December 31, 2008 and 2007, respectively.

Note 14. LandPixx Notes Payable

On March 3, 2008, LandPixx borrowed $1,353,000 from Bank of the West, Evergreen, CO (BOW).  LandPixx used the BOW loan to pay off most of its then outstanding debt.  The BOW loan bears 6.19% interest, has 60 monthly principal and interest payments of $15,434 beginning March 2008, followed by a balloon payment of $794,714 and is secured by the aircraft and related sensor equipment owned by LandPixx.  Mr. Hugh H. Williamson, III, our President and CEO, is a co-borrower on the loan, and we have guaranteed prompt payment and performance of the obligations arising under the loan.  The outstanding balance on the loan was $1,272,000 at December 31, 2008.

Also on March 3, 2008, LandPixx borrowed $185,000 from BOW, which it used to pay off the remainder of its outstanding loans.  This BOW loan bears 5.385% interest, has 59 monthly payments of principal and interest of $2,655, and a final payment of $62,900 that is due and payable on February 25, 2013.  The loan is secured by a $185,000 deposit account at BOW.  Mr. Hugh H. Williamson III, our President and CEO, owns the deposit account.  He is also a co-borrower on the loan.  The outstanding balance on the loan was $165,000 at December 31, 2008.

Both loans are subject to restrictive covenants.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 15.  Related Party Credit Facility

On March 3, 2008, we borrowed $1,000,000 from our President and CEO, Hugh H. Williamson, III.  We used $478,000 of the loan to pay down our line of credit with KeyBank National Association. We are using the remainder of the loan for working capital.  The loan bears interest at a variable rate, which is equal to the prime rate charged by KeyBank, which was 3.25% at December 31, 2008.  The loan is secured by substantially all of our assets, although the security interest is subordinate to the KeyBank line of credit. The loan is to be repaid on demand.  During the year ended December 31, 2008, our board determined that additional working capital was necessary, and Mr. Williamson agreed to loan us an additional $1,800,000, on the same terms and conditions pursuant to which the March 3, 2008 loan was made.  During October and November 2008, we paid down $1,100,000 of the balance.  We have borrowed $1,700,000 under the loan as of December 31, 2008.  As of December 31, 2008, $1.1 million is currently available.  We paid Mr. Williamson $83,000 of interest associated with this note during 2008.

During 2007, we borrowed $141,000 from our President and CEO.  All amounts were paid in full by December 31, 2007, except for accrued interest at 8.25% of $6,000.

Note 16.  Other Related Party Transactions

We entered into a consulting arrangement with a shareholder and former President of Atlantic.  The arrangement provides for a consulting retainer in the amount of $11,000 per month.  The arrangement remains in effect until the shareholder sells for specified proceeds a certain portion of shares he obtained from our purchase of Atlantic.

During the year ended December 31, 2008 and 2007, we had related party revenues of $231,000 and $100,000, respectively, from our former LandPixx joint venture partner, related to their use of the aircraft and equipment.

Pixxures provided certain services to our former LandPixx joint venture partner.  Consolidated revenues include such revenue for the year ended December 31, 2008 and 2007 of $114,000 and $12,000, respectively.  There was a corresponding accounts receivable of $0 and $272,000 as of December 31, 2008 and 2007, respectively.  The accounts receivable include amounts due prior to our acquisition of Pixxures.

Note 17.  Shareholder Note Receivable

One of the shareholders from whom we purchased Atlantic, who is an employee of Atlantic, acquired his 438,080 shares in Atlantic prior to our purchase, and paid for the shares with a $202,000 note payable to Atlantic.  We acquired the note, which bears 4.73% interest, as part of the acquisition of Atlantic.  As of December 31, 2008, we have accrued $16,000 of interest to date for the note.  We classify the note as a contra to equity.  Interest is payable annually and principal is due in full by December 31, 2015.

Xedar Corporation
Notes to Consolidated Financial Statements

Note  18. LandPixx – Acquisition of Minority Interest

On December 31, 2008, we entered into an interest purchase agreement with Landiscor, Inc., under which we acquired from Landiscor its 50% ownership in LandPixx.  Immediately prior to consummation of the agreement, we owned 50% of LandPixx through our wholly owned subsidiary, Pixxures.  With the closing of the agreement through Pixxures, Inc., we now own 100% of LandPixx.  We have always consolidated LandPixx because we control the entity.  As consideration for the sale of its ownership interest in and to LandPixx, we have agreed to provide to Landiscor, pursuant to the terms of the Agreement, a credit of $50,000 against the first $50,000 of billings for services issued to Landiscor which shall be payable in cash to Landiscor on December 31, 2009 if the credit has not been used by that time.  We also granted to Landiscor an irrevocable, perpetual, non-exclusive right to the object and source code for our eNavigator software application, as well as various computer hardware, a pre-defined list of software upgrades, and 80 hours of software developer time to assist with system installation.  The value of these items was deemed to be deminimus.  We deemed that all assets and liabilities assumed were already included in our books at fair value.  Due to the insignificant amount of purchase consideration and that no intangible assets were identified, no amounts were recorded as a result of this agreement.

Note 19.  Income Tax

Our income tax provision is:
	12/31/2008	12/31/2007
Current provision:
Federal	$-	$-
State and local	23,000	17,000
Total current provision	23,000	17,000
Deferred tax expense:
Federal	-	-
State and local	-	-
Total deferred tax	-	-
Income tax	$23,000	$17,000

The income tax provision differs from that which would have resulted from the use of the federal statutory income tax rate as:

	12/31/2008	12/31/2007
Federal income tax provision at statutory rate of 34%	$(2,193,000)	$(1,479,000)
State income tax, net of federal benefit	(177,000)	(180,000)
Permanent items	221,000	83,000
Change in valuation allowance	2,172,000	1,593,000
	$23,000	$17,000

Xedar Corporation
Notes to Consolidated Financial Statements

The significant items of our deferred tax assets and liabilities as of December 31, 2008, and December 31, 2007 are:

	12/31/2008	12/31/2007
Deferred tax assets-current:
Accrued liabilities	$44,000	$45,000
Allowance for doubtful accounts	3,000	4,000
Net deferred tax asset-current	47,000	49,000
Deferred tax assets (liabilities)-non-current:
Net operating loss	5,001,000	3,962,000
Amortization intangibles	114,000	106,000
Acquisition intangibles	(2,929,000)	(3,963,000)
Stock options and other	(30,000)	(46,000)
Fixed Assets	196,000	119,000
Net deferred tax asset-non-current	2,352,000	179,000
Valuation Allowance	(2,399,000)	(227,000)
Net deferred tax asset	$-	$-

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109).  Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

At December 31, 2008 and December 31, 2007, respectively, approximately $14 million and $10 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2028.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period.  Accordingly, a valuation allowance has been established against all deferred tax assets including the net operating loss carryforwards.

Included in the total net operating losses at December 31, 2008 for federal purposes is approximately $1 million from a subsidiary, FUGEN, Inc. and is subject to an annual limitation of $73,400, resulting from a change in ownership pursuant to Internal Revenue Code Section 382 as provided in the Tax Reform Act of 1986, and approximately $5.0 million is from a recently acquired subsidiary, Pixxures, Inc., and is subject to an annual Section 382 limitation of $275,000 resulting from a change in ownership.

Xedar Corporation
Notes to Consolidated Financial Statements

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109”, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may record the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

We recorded the cumulative effect of adopting FIN 48 net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet.  The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2002 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because we have provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on our effective tax rate.

Note 20.  Commitments and Contingencies

Operating Leases

We lease facilities under non-cancelable operating leases expiring between 2009 and 2013. Rent expense, net of sublease income of $96,000, for the year ended December 31, 2008 was $700,000. Rent expense, net of sublease income of $49,000, for the year ended December 31, 2007 was $424,000, respectively.

As of December 31, 2008, future minimum lease payments under these leases are approximately:

Year Ending December 31,	Operating
Leases
2009	$1,018,000
2010	558,000
2011	355,000
2012	351,000
2013	177,000
Thereafter	-

Total at December 31, 2008	$2,459,000

Xedar Corporation
Notes to Consolidated Financial Statements

During 2008, we commenced eviction proceedings against RE Expert, concerning office space which we had formerly occupied.  The sublessee failed to pay three months of rent due to us.  As a result, we retained the security deposit, terminated the sublease, and commenced eviction proceedings.  RE Expert subsequently abandoned the premises. Under the terms of our lease, we are still obligated to pay the rent with respect to the premises.

Contingencies

In conjunction with our acquisition of Atlantic Systems, we, at our discretion, agreed to issue up to an additional 2,000,000 shares of our common stock to the Shareholders of Atlantic.  We have not yet determined the amount of additional shares, if any, that will be issued.  Therefore, we have not accrued any compensation cost related to these shares.

We hold certain employment agreements with the CEO of Atlantic in which he will receive annually a grant of restricted stock units under our 2007 Equity Incentive Plan equal to 20% of his base annual salary.  If this agreement is terminated by us at any time prior to the sale of $2.64 million of Xedar common stock owned by this employee, he will be entitled to continued payment of his base annual salary until the $2.64 million threshold is met, together with a final termination payment of $550,000.  However, if the employee is terminated for cause, he will be entitled only to payment of compensation through the date of his termination and no additional compensation upon termination.

The former CEO of Pixxures continues as its CEO and is entitled to a bonus payable in units of our restricted common stock based on the revenue of any entities we acquire where he assists in negotiating and closing such acquisition during his employment, initially at the rate of one restricted stock unit per $100 of revenue of the entities acquired, and moving to one restricted stock unit per $80 of revenue of the entities acquired if the combined revenue of acquired entities exceed $15,000,000.  No amounts have been accrued related to this bonus, as the criteria were not met at December 31, 2008.

We continue to defend against litigation from Vital Learning Corporation. We believe the suit is without merit.

See also Note 16 for our discussion of our agreement with a shareholder and former President of Atlantic.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 21.  Stock Options

Below is a summary of stock option activity.

	Option Price Per Share	Weighted Average Exercise Price	Number of Options

Balance, December 31, 2006	$0.24 to $0.99	$0.65	76,000

Canceled	$0.99	$0.99	(10,500)
Exercised	$0.68	$0.68	(35,000)
Balance, December 31, 2007	$0.99	$0.99	30,500

Canceled	$0.99	$0.99	(12,500)
Balance, December 31, 2008	$0.99	$0.99	18,000

The weighted average exercise prices of stock options exercisable at each period end are:

	Option Price Per Share	Weighted Average Exercise Price	Number of Shares

December 31, 2007	$0.99	$0.99	30,500
December 31, 2008	$0.99	$0.99	18,000

Below is additional information regarding those options outstanding at December 31, 2008:

Option Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number of Shares

$0.99	6.34	$0.99	18,000

Premier cancelled its stock option plan in December 2006.  No stock options were granted during 2008 or 2007.  The amount of unrecognized compensation cost relating to options granted, but not yet vested, amounted to $14,000 as of December 31, 2006, all of which was expensed during 2007.

Xedar Corporation
Notes to Consolidated Financial Statements

Note 22.  Common stock and restricted stock units issued for services

	Year Ended December 31,
	2008	2007
Stock issued for professional services	$85,000	$1,080,000
Stock issued for director's fees	42,000	147,000
Restricted stock units issued to employees – vested portion	317,000	-
Restricted stock units issued for professional services	46,000	-
Unamortized balance of current year common stock issued	-	(98,000)
Amortization of prior year common stock issued	49,000	-
Total	$539,000	$1,129,000

See Notes 23, 25 and 26 for further discussion

Note 23. Restricted Stock Unit Grants

During 2008, we issued 381,170 restricted stock unit awards, together with that number of additional restricted stock units having a value equivalent to $111,000 based on the market value of our common stock on the vesting date, to our employees and contractors, of which 3,500 restricted stock units were later forfeited.  A restricted stock unit award is a grant valued in terms of our common stock, but stock is not issued at the time of the grant. After the vesting period has been satisfied, we distribute shares of our common stock to the recipient.

In some cases, we issue dollars of restricted stock unit awards, which convert into stock units on the payment date.  Since the number of restricted stock units can vary until the payment date, we recalculate the number of restricted stock units associated with these grants based on the closing price of our stock on the last business day of the reporting period.  As of December 31, 2008, there were $111,000 of restricted stock unit awards, that we valued at the $0.26 closing price of our stock on December 31, 2008, resulting in the assumption that 426,923 restricted stock units had been issued for the $111,000 of restricted stock unit awards.

Xedar Corporation
Notes to Consolidated Financial Statements

Employee and Consultant Restricted Stock Units Granted and Outstanding
For the Year Ended December 31, 2008

Date of the Grant	Number of RSUs Granted as of December 31, 2008	Unit Fair Value on the Date of Grant	Total Fair Value on the Date of Grant	Vesting Period	Compensation Expense Recorded for the RSUs Vested during the Year Ended December 31, 2008	Compensation Expense Remaining for the Unvested RSUs as of December 31, 2008
January 2008	118,000	$2.17	$256,000	Between July 2008 and March 2009	$247,000	$ 3,000

March 2008	21,170	$2.50	53,000	March 2010	26,000	27,000

April 2008	2,000	$2.06	4,000	January 2010	2,000	2,000

July 2008	234,615	$0.26	61,000	December 2008	61,000	0

September 2008	50,000	$1.02	51,000	September 2013	3,000	48,000

October 2008	342,308	Between $0.26 and $0.78	167,000	Between Sept. 2009 and Sept. 2013	22,000	145,000

November 2008	30,000	$0.35	11,000	Between Nov. 2009 and Nov. 2010	1,000	10,000

December 2008	10,000	$0.40	4,000	November 2011	0	4,000

Less: Forfeitures	(3,500)		(6,000)

Total	804,593		$601,000		$362,000	$239,000

We converted 84,500 units into common stock with total value of $183,000 and distributed them to our employees who vested during 2008.   During 2008, we issued a majority of the units to employees.  We measure the employee grants at the fair value of the unit on the grant date, and recognize this expense ratably over the requisite service periods, which are the vesting periods.  Because of the short vesting periods, we assume a zero forfeiture rate.  If there are forfeitures, we adjust the expense recognition downward as those forfeitures occur.  We recognized $317,000 of expense on vested employee units during 2008.  The $317,000 of expense on vested employee units during 2008 is included in compensation expense on the accompanying Consolidated Statement of Operations.  At December 31, 2008, a total of 699,093 unvested restricted stock units exist and all are held by employees.

Xedar Corporation
Notes to Consolidated Financial Statements

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

Note 24.  Private Equity Sale and Warrants

In November 2008, we sold and issued, in a private placement, 3,100,000 shares of our common stock, together with warrants to purchase 3,200,000 shares of common stock at an exercise price of $1.00 per share.  The warrants have a term of five years.  The common stock and warrants were sold for $1,550,000 pursuant to the terms and conditions of subscription agreements.  We incurred $3,000 in commission expense related to the private placement.

The fair value of the warrants as of the date of grant was $935,000 and was recorded as a reduction of proceeds from Common Stock sold.  The fair value for the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants issued under the option plans:

Year ended December 31,
2008

Weighted average risk-free interest rate	2.0
E Expected life of options (years)	5
E Expected stock volatility	216.0
E Expected dividend yield	0.0

There were no warrants outstanding during 2007.

Note 25.  Director Share-based Compensation Plan

In February 2007, we granted 60,000 shares to members of the Board of Directors, to be vested over three years. Based on the market price of our stock on the grant date, the total share valuation was $147,000.  We charged this amount to expense over 36 months, of which $49,000 was recorded during each of the years ended December 31, 2007 and 2008.

In March 2008, we granted 12,000 shares to members of the Board of Directors, to be vested by December 31, 2008.  Based on the market price of our stock on the grant date, the total share valuation was $30,000.  We charged this amount to expense during the year ended December 31, 2008.  The remaining $49,000 of unrecognized expense is included as unearned compensation in the accompanying Consolidated Statement of Changes in Shareholders Equity and will be recognized in 2009.

Xedar Corporation
Notes to Consolidated Financial Statements

In October 2008, we paid the Board’s quarterly board and committee attendance fees with 23,315 shares, to be vested immediately.  Based on the market price of our stock on the grant date, the total share valuation was $12,000.  We charged this amount to expense during the year ended December 31, 2008.

Note 26.  Consulting Agreement

In January 2007, we engaged the services of three investor relations firms (Capital Group Communications, Inc. (Capital), Livestrong Venture Capital, Inc., and C.C.R.I. Corporation) in exchange for 1,200,000 shares of our common stock.  These firms were retained to disseminate information about us to shareholders, brokers, dealers, analysts, and other investment professionals.  In addition, C.C.R.I. Corporation agreed to prepare corporate research reports for distribution to brokers and investors, and to give presentations to broker and investor groups.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total share valuation of $1,080,000.  Because of the contract terms, we charged the entire value of the three agreements to expense in the first quarter of 2007.

In October, 2008, we entered into a consulting agreement with Wakabayashi Fund, LLC, under which Wakabayashi will provide certain investor communications and public relations services during the fourth quarter of 2008 and the first quarter of 2009.  As consideration for these services, we issued 166,667 shares of our restricted common stock to Wakabayashi in October 2008.  We valued these shares at the market price of our stock on the date the agreements were signed, resulting in a total valuation of $85,000.  Because of the contract terms, we charged the entire value of the shares issued in 2008 to expense in the fourth quarter of 2008.  As discussed in Note 31, the additional 166,667 shares related to services to be provided in 2009 were issued and expensed in the first quarter of 2009.

Note 27.  Employee Stock Purchase Plan

In July 2008, we adopted the Xedar Corporation 2008 Employee Stock Purchase Plan (the "ESPP"), which provides eligible employees with an opportunity to purchase our common stock at a discount through accumulated payroll deductions, during each six-month offering period.  The price at which the stock is sold under the ESPP is equal to 85% of the fair market value of the common stock, on the first or last day of the offering period, whichever is lower. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP.

As of December 31, 2008, no shares have been issued under the ESPP.

Note 28.  Employee Benefit Plan

We have two 401(k) plans, which employees are eligible to participate in the plan the first of the month following their date of hire.  The employee is eligible to receive a discretionary employer matching contribution once they have completed three months of service.   Xedar’s contribution rate is equal to 50% up to the first 6% of the employees’ annual salary deferred into the plan, except for Atlantic, where there is no waiting period on the employer match and no cap on the 50% contributions.  We fund the plan contributions as accrued.

Xedar Corporation
Notes to Consolidated Financial Statements

We contributed approximately $220,000 and $120,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

Note 29.  Segment Information

We manage our business and aggregate our operational and financial information within two reportable segments. Our segments are described in Note 1.  Prior to January 1, 2007, we had an additional segment, our Justice Information Systems (JIS) segment.  It was folded into the consulting segment at the end of 2006, and subsequently sold on March 1, 2007.

The statement of operations for the years ended December 31, 2008, and December 31, 2007, and the balance sheets as of December 31, 2008 and December 31, 2007, 2008 for our business segments was:

	2008	2007
Sales:
Consulting	9,654,000	6,676,000
Geographical information systems	8,101,000	4,466,000
Total sales	17,755,000	11,142,000

Xedar Corporation
Notes to Consolidated Financial Statements

	2008	2007
Income (Loss) from operations:
Consulting	$536,000	$124,000
Geographical information systems	(1,129,000)	285,000
Corporate expense	(5,859,000)	(4,850,000)
Total loss from continuing operations	(6,452,000)	(4,441,000)
Less: Discontinued operations - Justice information systems (JIS)	-	(74,000)
Total loss	$(6,452,000)	$(4,367,000)

Identifiable fixed assets:
Consulting	$97,000	$231,000
Geographical information systems	2,577,000	2,386,000
Justice information systems (JIS)	-	-
Other	63,000	51,000
Less : accumulated depreciation	(913,000)	(742,000)
Total fixed assets	$1,824,000	$1,926,000

Intangibles:
Consulting	$7,431,000	$8,049,000
Geographical information systems	3,970,000	3,970,000
Less : accumulated amortization	(3,467,000)	(1,291,000)
Total intangibles	$7,934,000	$10,728,000

Depreciation, amortization and impairment (including intangibles)
Consulting	$1,819,000	$37,000
Geographical information systems	1,480,000	1,300,000
Other	16,000	190,000
Total depreciation and amortization	$3,315,000	$1,527,000

Goodwill:
Consulting	$6,070,000	$6,070,000
Geographical information systems	1,869,000	1,884,000
Total goodwill	$7,939,000	$7,954,000

Xedar Corporation
Notes to Consolidated Financial Statements

Note 30.  Pro Forma Financial Information

Below are our consolidated results of operations for the year ended December 31, 2007, as though the business acquisitions made during 2007 had been completed as of January 1, 2007.

2007
Sales	$16,591,000
Net income (loss) from continuing operations	$(5,193,000)
Income (loss) from continuing operations per share	$(0.20)

Note 31. Subsequent Events

On January 2, 2009, we issued 166,667 shares of our restricted common stock to Wakabayashi Fund, LLC.  This stock issuance was in consideration for a consulting agreement with Wakabayashi which we entered into on October 23, 2008, under which Wakabayashi will provide certain investor communications and public relations services commencing on January 1, 2009, and continuing thereafter for a three month period.

On January 21, 2009, we issued 250,000 shares of our restricted common stock to Capital Group Communications, Inc., in exchange for various investor relations services during the first quarter of 2009.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established and maintained a system of disclosure controls and procedures and has evaluated the effectiveness of that system.   Our principal executive and principal financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2008, and have concluded that these controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management carried out an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this evaluation using criteria similar to that proscribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management, including the CEO and CFO, determined that as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We identified no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Securities Exchange Act of 1934 Rule 13a-15 or 15d-15 that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information concerning this item is incorporated by reference to our 2009 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

Information concerning this item is incorporated by reference to our 2009 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning this item is incorporated by reference to our 2009 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item is incorporated by reference to our 2009 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

 Item 14. Principal Accountant Fees and Services

Information concerning this item is incorporated by reference to our 2009 definitive proxy statement which we shall file with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 15.  Exhibits

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

Number	Description

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

Number	Description

10.22	Consulting Agreement between Jeffrey R. Grime and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)
10.23	Employment Letter Agreement between Don W. Rakestraw and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)
10.24
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, $2,100,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)

10.25
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)

10.26
Sublease Agreement and Consent By Landlord to Sublease, effective August 5, 2008, between Premier Data Services, Inc., REexpert, LLC and Best Property Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 8, 2008)

10.27
Office Lease, dated February 19, 2003, by and between Premier Data Services, Inc., and Best Property Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2008)

10.28
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, $2,350,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 25, 2008)

10.29
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 25, 2008)

10.30
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008,  $2,550,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 9, 2008)

10.31
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 9, 2008)

10.32
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008,  as amended October 9, 2008, $2,800,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 14, 2008)

Number	Description

10.33
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, as amended October 9, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 14, 2008)

10.34
Consulting Agreement, dated October 23, 2008, by and between Xedar Corporation, a Colorado corporation, and Wakabayashi Fund, a Japanese limited liability company (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 27, 2008)

10.35
Consulting Agreement, dated October 23, 2008, by and between Xedar Corporation, a Colorado corporation, and Wakabayashi Fund, a Japanese limited liability company (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 27, 2008)

10.36
Form of Subscription Agreement, $1,500,000.00 Equity Round Offering (Units consisting of Shares and Warrants)(Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed December 2, 2008)

10.37
Termination of Sublease Agreement between Premier Data Services, Inc. and REexpert, LLC, due to eviction of REexpert (incorporated by reference to our Current Report on Form 8-K filed December 23, 2008)

10.38
Secured Subordinated Promissory Note, dated March 3, 2008, as amended and restated as of December 31, 2008, $2,800,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 31, 2008)

10.39
Pledge and Security Agreement, dated March 3, 2008, as amended as of December 31, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 31, 2008)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB for the Year Ended December 31, 2006, filed March 16, 2007)
21.1*	Subsidiaries
31.1*	Certification of President and Chief Executive Officer - Hugh Williamson III, pursuant to Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer - Hugh Williamson III, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xedar Corporation

Date: March 16, 2009	By:	/s/ Hugh H. Williamson, III
Hugh H. Williamson, III President and Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hugh H. Williamson, III	President, Chief Executive Officer and Director (Chair)	March 16, 2009
Hugh H. Williamson, III

/s/ Steven M. Bragg	Chief Financial Officer, Treasurer and Secretary	March 16, 2009
Steven M. Bragg

/s/ Samuel J. Camarata, Jr.	Director	March 16, 2009
Samuel J. Camarata, Jr.

/s/ Jack H. Jacobs	Director	March 16, 2009
Jack H. Jacobs

/s/ Trusten A. McArtor	Director	March 16, 2009
Trusten A. McArtor

/s/ John P. Moreno	Director	March 16, 2009
John P. Moreno

/s/ Craig A. Parker	Director	March 16, 2009
Craig A. Parker

/s/ Alan V. Rogers	Director	March 16, 2009
Alan V. Rogers

/s/ Roger J. Steinbecker	Director	March 16, 2009
Roger J. Steinbecker

Exhibit Index

Number	Description

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

Number	Description

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

Number	Description

10.22	Consulting Agreement between Jeffrey R. Grime and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)
10.23	Employment Letter Agreement between Don W. Rakestraw and Xedar Corporation, effective July 1, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)
10.24
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, $2,100,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 3, 2008)

10.25
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 3, 2008)

10.26
Sublease Agreement and Consent By Landlord to Sublease, effective August 5, 2008, between Premier Data Services, Inc., REexpert, LLC and Best Property Fund, LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 8, 2008)

10.27
Office Lease, dated February 19, 2003, by and between Premier Data Services, Inc., and Best Property Fund, LP (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2008)

10.28
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, $2,350,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 25, 2008)

10.29
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 25, 2008)

10.30
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008,  $2,550,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 9, 2008)

10.31
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 9, 2008)

10.32
Secured Subordinated Promissory Note, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008,  as amended October 9, 2008, $2,800,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 14, 2008)

Number	Description

10.33
Pledge and Security Agreement, dated March 3, 2008, as amended April 24, 2008, as amended June 30, 2008, as amended August 20, 2008, as amended September 4, 2008, as amended October 9, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 14, 2008)

10.34
Consulting Agreement, dated October 23, 2008, by and between Xedar Corporation, a Colorado corporation, and Wakabayashi Fund, a Japanese limited liability company (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 27, 2008)

10.35
Consulting Agreement, dated October 23, 2008, by and between Xedar Corporation, a Colorado corporation, and Wakabayashi Fund, a Japanese limited liability company (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 27, 2008)

10.36
Form of Subscription Agreement, $1,500,000.00 Equity Round Offering (Units consisting of Shares and Warrants)(Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed December 2, 2008)

10.37
Termination of Sublease Agreement between Premier Data Services, Inc. and REexpert, LLC, due to eviction of REexpert (incorporated by reference to our Current Report on Form 8-K filed December 23, 2008)

10.38
Secured Subordinated Promissory Note, dated March 3, 2008, as amended and restated as of December 31, 2008, $2,800,000.00 principal amount, by and between Hugh H. Williamson, III, and Xedar Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 31, 2008)

10.39
Pledge and Security Agreement, dated March 3, 2008, as amended as of December 31, 2008, by and between Xedar Corporation and Hugh H. Williamson, III (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 31, 2008)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB for the Year Ended December 31, 2006, filed March 16, 2007)
21.1*	Subsidiaries
31.1*	Certification of President and Chief Executive Officer - Hugh Williamson III, pursuant to Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer - Hugh Williamson III, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer - Steven M. Bragg, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.